Form 10QSB
period 1995-11-30
INTERNATIONAL ELECTRONICS INC
filed 1996-01-09
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For Quarter Ended              November 30, 1995
                  -----------------------------------------------

Commission File Number            2-91218-B
                      -------------------------------------------



                        International Electronics, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Massachusetts                                  04-2654231
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)


   427 Turnpike Street, Canton, Massachusetts                 02021
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


                                (617) 821-5566
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


                                  Not applicable
--------------------------------------------------------------------------------
       (former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES     X      NO
                         -----       -----

         1,407,669 common shares were outstanding at January 5, 1996.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                                     Index
                                     -----

Part I.  Financial Information:                                         Page No.
                                                                        --------
         Item 1:   Financial Statements (unaudited)
                   --------------------------------

         Condensed Consolidated Balance Sheets, November 30, 1995
         and August 31, 1995                                                   2

         Condensed Consolidated Statements of Operations, three months
         ended November 30, 1995 and 1994                                      3

         Condensed Consolidated Statement of Shareholders' Equity,
         three months ended November 30, 1995                                  4

         Condensed Consolidated Statements of Cash Flows, three
         months ended November 30, 1995 and 1994                               5

         Notes to Condensed Consolidated Financial Statements                6-8

         Item 2:   Management's Discussion and Analysis of
                   ---------------------------------------
                   Financial Condition and Results of Operations            9-10
                   ---------------------------------------------
Part II. Other Information:
         Item 6:   Exhibits and Reports on Form 8-K                           11
                   --------------------------------

         Signatures                                                           11
         ----------

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                               Nov. 30, 1995     August 31, 1995
                                               --------------    ---------------
ASSETS
------
Current assets:
 Cash and equivalents                            $   350,695         $   327,812
 Accounts receivable, net                            912,740             836,705
 Inventories                                         664,696             623,913
 Other current assets                                 86,534             104,451
                                                 -----------         -----------
 Total current assets                              2,014,665           1,892,881

Equipment, furniture and
 improvements, net                                   264,854             280,326
Other assets:
 Goodwill and other intangibles, net                 393,026             415,597
 Other                                                16,985              17,285
                                                 -----------         -----------
                                                     410,011             432,882
                                                 -----------         -----------
                                                 $ 2,689,530         $ 2,606,089
                                                 ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                $   657,379         $   651,176
 Accrued expenses                                    492,184             431,389
 State income taxes                                    5,000                   -
 Current portion of long-term
   obligations                                        66,190              69,095
                                                 -----------         -----------
 Total current liabilities                         1,220,753           1,151,660

Long-term obligations                                436,764             452,685
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,442,669 shares                            14,427              14,427
 Capital in excess of par value                    4,668,050           4,668,050
 Accumulated deficit                              (3,611,820)         (3,642,089)
 Less treasury stock, at cost:
   35,000 shares                                     (38,644)            (38,644)
                                                 -----------         -----------
   Total shareholders' equity                      1,032,013           1,001,744
                                                 -----------         -----------
                                                 $ 2,689,530         $ 2,606,089
                                                 ===========         ===========

See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (unaudited)

                                                     Three months ended
                                               -------------------------------
                                               Nov. 30, 1995     Nov. 30, 1994
                                               -------------     -------------
Net sales                                        $1,945,323        $1,595,281

Cost of sales                                     1,133,372           929,474
                                                 ----------        ----------

Gross profit                                        811,951           665,807

Research and development costs                       72,765            71,719

Selling, general and
administrative expenses                             694,839           592,842
                                                 ----------        ----------

Income from operations                               44,347             1,246

Interest expense                                    (14,026)          (13,810)

Other income                                          4,948            25,521
                                                 ----------        ----------

Income before taxes                                  35,269            12,957

Provision for taxes                                   5,000             1,000
                                                 ----------        ----------

Net income                                       $   30,269        $   11,957
                                                 ==========        ==========

Net income
per common share                                       $.02              $.01
                                                 ==========        ==========

Weighted average number
of common shares outstanding                      1,407,669         1,423,669
                                                 ==========        ==========

See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)


                        Common Stock     Capital in                      Treasury Stock
                     ------------------  excess of   Accumulated   ----------------------------
                      Shares    Amount   par value     Deficit       Shares          Cost          Total
                     ---------  -------  ----------  ------------  -----------  ---------------  ----------
Balances,
September 1, 1995    1,442,669  $14,427  $4,668,050  ($3,642,089)       35,000        ($38,644)  $1,001,744

Net income               -         -           -          30,269           -              -          30,269

Balances,            ---------  -------  ----------  -----------   -----------  --------------   ----------
November 30, 1995    1,442,669  $14,427  $4,668,050  ($3,611,820)       35,000        ($38,644)  $1,032,013
                     =========  =======  ==========  ===========   ===========  ==============   ==========

See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                                Three months ended
                                                          -------------------------------
                                                          Nov. 30, 1995     Nov. 30, 1994
                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 30,269         $  11,957
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                               54,874            67,367
   Changes in operating assets and liabilities:
      Accounts receivable                                     (76,035)         (140,249)
      Inventories                                             (40,783)           22,139
      Other current assets                                     17,917            22,493
      State income taxes                                        5,000             1,000
      Accounts payable and accrued
        expenses                                               66,998           183,239
                                                             --------         ---------
      Net cash provided by
        operating activities                                   58,240           167,946

CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
   Net purchase of equipment,
     furniture and improvements                               (16,831)           (7,774)
   Goodwill and other intangibles and
     other assets                                                 300            (2,681)
                                                             --------         ---------
   Net cash used in investing
     activities and other                                     (16,531)          (10,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of notes payable and debt
     obligations                                              (18,826)          (63,729)
                                                             --------         ---------
   Net cash used in financing activities                      (18,826)          (63,729)
                                                             --------         ---------


CASH AND EQUIVALENTS:
   Net increase during period                                  22,883            93,762
   Balances, beginning of period                              327,812           498,663
                                                             --------         ---------
   Balances, end of period                                   $350,695         $ 592,425
                                                             ========         =========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:
   Equipment acquired under capitalized leases               $      -         $  37,258

See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 1995 and the results of operations for the three months then ended.

   Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1995.

B. Net Income per Share:
   ---------------------

   Net income per share is based on the weighted average common shares outstanding during the periods. Net income per common share assuming full dilution have not been presented because the dilutive effect is not material.

C. Principles of Consolidation:
   ----------------------------

   The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Ecco Industries, Inc. All material intercompany transactions, balances and profits have been eliminated.

D. Income Taxes:
   -------------

   The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

E. Long-term Obligations:
   ----------------------

   Long-term obligations are summarized as follows:

                                               Nov. 30, 1995      Aug. 31, 1995
                                               -------------      -------------
    Federal Deposit Insurance Corporation
    Agreement                                     $400,917          $406,192

    9-15% capitalized lease obligations,
    due through December, 1998 (Note F)             69,449            80,740

    Other                                           14,000            14,000

    7-15% equipment loans, collateralized
    by equipment, final payment due
    July, 1998                                      18,588            20,848
                                                  --------          --------
                                                   502,954           521,780

    Less current portion                           (66,190)          (69,095)
                                                  --------          --------
                                                  $436,764          $452,685
                                                  ========          ========

   Federal Deposit Insurance Corporation (FDIC) Agreement - In May 1991, the
   ------------------------------------------------------
   Company's bank, Boston Trade Bank, was declared insolvent and the FDIC became the holder of the Company's debt to the bank. In December 1994, the Company renegotiated this debt with the FDIC.

   The agreement provided for repayment of $35,000 prior to October 8, 1994, with payments on the remaining balance of $430,000 utilizing a 20-year amortization with payment in full after 3 years. The debt is collateralized by all of the Company's assets with interest at the prime rate plus 1% and has been personally guaranteed by an officer of the Company.

   The aggregate principal payments on long-term obligations, excluding capital leases are $29,969 (1996), $40,683 (1997) and $362,853 (1998).

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

F. Capital Lease Commitments:
   --------------------------

   The Company leases certain equipment under capital leases and, accordingly, the present value of the net minimum payments has been reflected in equipment, furniture and improvements and capitalized lease obligations.

   Future minimum capital lease payments under lease terms in excess of one year at November 30, 1995 are as follows:

          1996                               $ 44,208
          1997                                 30,963
          1998                                  4,593
          1999                                    382
                                             --------

       Total minimum lease payments            80,146
       Less interest                          (10,697)
                                             --------
       Net minimum lease payments              69,449
       Less current portion                   (36,221)
                                             --------
       Long-term portion                     $ 33,228
                                             ========

G. Capital Transactions:
   ---------------------

   On September 7, 1995, the Company approved and reserved 70,000 shares of common stock for an additional non-qualified stock option plan.

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of November 30, 1995, the Company had working capital of $793,912 compared to $741,221 at August 31, 1995. The ratio of current assets to current liabilities was 1.7 at November 30, 1995 as compared to 1.6 at August 31, 1995. The debt to equity ratio was 1.6 at both November 30, 1995 and August 31, 1995. The increase in working capital and current ratio is primarily the result of the Company's operating cash flow for the first quarter of fiscal 1996.

Net capital expenditures were $16,831 and $45,032 for the three months ended November 30, 1995 and 1994, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $260,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

As of November 30, 1995, the Company had indebtedness of approximately $401,000 under an agreement with the Federal Deposit Insurance Corporation ("FDIC"). See Note E to Unaudited Condensed Consolidated Financial Statements. In May, 1991, the Commissioner of Banks of the Commonwealth of Massachusetts declared the Company's bank insolvent, and appointed the FDIC as liquidating agent of the bank. In December, 1994, the Company renegotiated this debt with the FDIC. The revised agreement provided for repayments of the then current balance utilizing a 20-year amortization with payment in full at December 31, 1997, and interest at the prime rate plus 1%.

Management believes that its current cash position, together with internally generated funds at present sales levels, will provide adequate cash reserves, to satisfy its cash requirements for the next twelve months. Depending upon whether or not sufficient revenue and working capital is generated from profitable operations, the Company may require external funding. There is no assurance that profits will be generated, or that external funding will be obtainable, if such a need should arise.

                     Management's Discussion and Analysis
                     ------------------------------------
               of Financial Condition and Results of Operations
               ------------------------------------------------
                                  (continued)

Results of Operations
---------------------

Net sales for the first quarter of fiscal 1996 increased 22% as compared to the first quarter of fiscal 1995. The increase in sales for the first quarter of fiscal 1996 primarily reflects increases in access control and keypad and voice verification product sales, offset in part by a reduction in glassbreak detector sales. The Company continues to have a dependence on large volume sales to large customers and therefore remains subject to quarterly fluctuations primarily as a result of an uneven flow of orders from its current customer base.

The ratio of gross profit to sales for the three months ended November 30, 1995 and 1994 were both 42%. Research and development costs for the first quarter of fiscal 1996 is comparable to the same period of the preceding year.

As a percentage of net sales, selling, general and administrative expenses were 36% and 37% for the three months ended November 30, 1995 and 1994, respectively. The increase in such expenses in absolute dollars primarily relates to additions in the Company's work force and related expenses, salary increases and promotion expenses.

The decrease in other income in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995, primarily relates to a reduction in commission revenue and a renegotiation of the Company's bank debt with the FDIC in December, 1994. The provision for taxes represents state income tax expense due by the Company after utilization of available net operating loss carryforwards.

Part II.  Other Information
---------------------------

          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits:

                      (1) No. 27 - Financial Data Schedule

                  (b) There were no reports on Form 8-K filed for the
                      three months ended November 30, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                     International Electronics, Inc.


Date: 1/9/96                         /s/  John Waldstein
      -------                        --------------------
                                     John Waldstein, President,
                                     Treasurer & Chief Financial and Accounting
                                     Officer and duly authorized to sign.