Form 10QSB
period 1996-02-29
INTERNATIONAL ELECTRONICS INC
filed 1996-04-08
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended               February 29, 1996
                  --------------------------------------------------------------


Commission File Number               2-91218-B
                       ---------------------------------------------------------



                        International Electronics, Inc.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



             Massachusetts                             04-2654231
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                Identification Number)



              427 Turnpike Street, Canton, Massachusetts         02021
- --------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)



                                (617) 821-5566
- --------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


                                Not applicable
- --------------------------------------------------------------------------------
  (former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES  X     NO
                      ------     ______


          1,475,851 common shares were outstanding at April 2, 1996.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.  Financial Statements (unaudited)
         --------------------------------
         Condensed Consolidated Balance Sheets, February 29, 1996
         and August 31, 1995                                               2

         Condensed Consolidated Statements of Operations, three and six
         months ended February 29, 1996 and February 28, 1995              3

         Condensed Consolidated Statement of Shareholders' Equity,
         six months ended February 29, 1996                                4

         Condensed Consolidated Statements of Cash Flows, six
         months ended February 29, 1996 and February 28, 1995              5

         Notes to Condensed Consolidated Financial Statements             6-8

         Item 2:  Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations           9-11
                  ---------------------------------------------


Part II. Other Information:

         Item 4: Submission of Matters to a Vote of                        12
                 ----------------------------------
                  Security Holders
                  ----------------

         Item 6: Exhibits and Reports on Form 8-K                          12
                 --------------------------------

         Signatures                                                        12
         ----------

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                   ----------------------------------------
                                  (unaudited)

                                         Feb. 29, 1996     August 31, 1995
                                         -------------     ---------------
ASSETS
- ------
Current assets:
 Cash and equivalents                     $   528,629       $   327,812
 Accounts receivable, net                     942,159           836,705
 Inventories                                  705,352           623,913
 Other current assets                          86,427           104,451
                                          -----------       -----------
 Total current assets                       2,262,567         1,892,881

Equipment, furniture and
improvements, net                             291,675           280,326
Other assets:
 Goodwill and other intangibles, net          370,455           415,597
 Other                                         15,027            17,285
                                          -----------       -----------
                                              385,482           432,882
                                          -----------       -----------
                                          $ 2,939,724       $ 2,606,089
                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
 Accounts payable                         $   674,679       $   651,176
 Accrued expenses                             547,716           431,389
 Income taxes                                  21,000                 -
 Current portion of long-term
   obligations                                 99,107            69,095
                                          -----------       -----------
 Total current liabilities                  1,342,502         1,151,660

Long-term obligations                         425,872           452,685
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,510,851 and 1,442,669
   shares                                      15,109            14,427
 Capital in excess of par value             4,756,425         4,668,050
 Accumulated deficit                       (3,561,540)       (3,642,089)
 Less treasury stock, at cost:
   35,000 shares                              (38,644)          (38,644)
                                          -----------       -----------
   Total shareholders' equity               1,171,350         1,001,744
                                          -----------       -----------
                                          $ 2,939,724       $ 2,606,089
                                          ===========       ===========


See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              ---------------------------------------------------
                                  (unaudited)

                                          Three months ended                   Six months ended
                                    -------------------------------      --------------------------------
                                    Feb. 29, 1996    Feb. 28, 1995       Feb. 29, 1996     Feb. 28, 1995
                                    --------------   --------------      --------------    --------------
Net sales                            $2,045,554       $1,530,526          $3,990,877        $3,125,807

Cost of sales                         1,192,180          870,792           2,325,552         1,800,266
                                     ----------       ----------          ----------        ----------

Gross profit                            853,374          659,734           1,665,325         1,325,541

Research and development costs           87,694           82,175             160,459           153,894

Selling, general and
administrative expenses                 693,556          668,863           1,388,395         1,261,705
                                     ----------       ----------          ----------        ----------

Income (loss) from operations            72,124          (91,304)            116,471           (90,058)

Interest expense                        (13,062)         (14,781)            (27,088)          (28,591)
Other income                              7,218            4,448              12,166            29,969
                                     ----------       ----------          ----------        ----------

Income (loss) before taxes               66,280         (101,637)            101,549           (88,680)

Provision for taxes                      16,000            1,000              21,000             2,000
                                     ----------       ----------          ----------        ----------

Net income (loss)                    $   50,280        ($102,637)         $   80,549          ($90,680)
                                     ==========       ==========          ==========        ==========

Net income (loss)
per common share                           $.03            ($.07)               $.05             ($.06)
                                     ==========       ==========          ==========        ==========

Weighted average number
of common shares outstanding          1,564,751        1,417,058           1,543,506         1,420,382
                                     ==========       ==========          ==========        ==========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

         CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
         -------------------------------------------------------------
                                  (unaudited)


                            Common  Stock    Capital in                   Treasury    Stock
                            -------------     excess of   Accumulated     -----------------
                           Shares    Amount   par value   Deficit         Shares       Cost       Total
                           ------    ------    --------   -------         ------       ----       -----
Balances,
September 1, 1995       1,442,669  $14,427  $4,668,050  ($3,642,089)       35,000  ($38,644)  $1,001,744

Issuance of stock in
a private placement        68,182      682      88,375            -             -         -       89,057

Net income                      -        -           -       80,549             -         -       80,549

Balances,               ---------  -------- ----------  -----------   -----------  ---------  ----------
February 29, 1996       1,510,851  $15,109  $4,756,425  ($3,561,540)       35,000  ($38,644)  $1,171,350
                        =========  =======  ==========  ===========   ===========  =========  ==========

      See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                             Six months ended
                                                    ---------------------------------
                                                      Feb. 29, 1996    Feb. 28, 1995
                                                    -----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $  80,549        ($90,680)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization                           116,351         136,570
   Changes in operating assets and liabilities:
      Accounts receivable                                 (105,454)        (31,168)
      Inventories                                          (81,439)       (157,579)
      Other current assets                                  18,024           1,577
      Income taxes                                          21,000           2,000
      Accounts payable and accrued
        expenses                                           139,830         237,772
                                                         ---------       ---------
      Net cash provided by
        operating activities                               188,861          98,492

CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
   Net purchase of equipment,
     furniture and improvements                            (70,342)        (27,648)
   Goodwill and other intangibles and
     other assets                                            2,258          (4,781)
                                                         ---------       ---------
   Net cash used in investing
     activities and other                                  (68,084)        (32,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions of notes payable
      and debt obligations                                  29,167            -
   Issuance of common stock                                 89,057            -
   Purchase of treasury stock                                 -            (19,042)
   Reduction of notes payable and debt
     obligations                                           (38,184)        (91,955)
                                                         ---------       ---------
   Net cash provided by (used in)
     financing activities                                   80,040        (110,997)
                                                         ---------       ---------

CASH AND EQUIVALENTS:
   Net increase (decrease) during period                   200,817         (44,934)
   Balances, beginning of period                           327,812         498,663
                                                         ---------       ---------
   Balances, end of period                               $ 528,629       $ 453,729
                                                         =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:

   Equipment acquired under capitalized leases           $  12,217       $  37,258


See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (unaudited)


A.   Financial Statements:
     ---------------------

     In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 29, 1996 and the results of operations for the three and six months then ended.

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

B.   Net Income (Loss) per Share:
     ----------------------------

     Net income (loss) per share is based on the weighted average common and dilutive common equivalent shares outstanding during the periods. Common stock equivalents consist of stock options and warrants. Primary income
     (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding based on the average market price of the Company's common stock (under the treasury stock method). Income (loss) per common share, on a fully diluted basis, is computed as described above utilizing the higher of the ending or average market price of the Company's common stock. Primary and fully diluted earnings per share are the same for each period.

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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)


E.   Long-term Obligations:
     ----------------------

     Long-term obligations are summarized as follows:

                                             Feb. 29, 1996   Aug. 31, 1995
                                             --------------  --------------
     Federal Deposit Insurance Corporation
     Agreement                                  $395,642        $406,192

     11-18% capitalized lease obligations,
     due through December 1998 (Note F)           69,909          80,740

     Other                                        43,167          14,000

     9-13% equipment loans, collateralized
     by equipment, final payment due
     July, 1998                                   16,261          20,848
                                                --------        --------
                                                 524,979         521,780

     Less current portion                        (99,107)        (69,095)
                                                --------        --------
                                                $425,872        $452,685
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

     The aggregate principal payments on long-term obligations, excluding capital leases are $58,140 (1997), $394,303 (1998) and $2,627 (1999).

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

     Future minimum capital lease payments under lease terms in excess of one year at February 29, 1996 are as follows:

          1997                         $ 48,903
          1998                           27,142
          1999                            3,827
                                       --------

       Total minimum lease payments      79,872
       Less interest                     (9,963)
                                       --------
       Net minimum lease payments        69,909
       Less current portion             (40,967)
                                       --------
       Long-term portion               $ 28,942
                                       ========

G.   Capital Transactions:
     ---------------------

     In September, 1995, the Company approved and reserved 70,000 shares of common stock for an additional non-qualified stock option plan.

     In January, 1996, the Company sold in a private placement, 68,182 shares of restricted common stock for net proceeds of $89,057 with issuance costs of $943.

     In January, 1996, the Company granted warrants to a consulting firm to purchase 10,000 shares of common stock at an exercise price of $1.65 per share exercisable until 2006.

                  Management's  Discussion  and  Analysis  of
                  -------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
- -------------------------------

As of February 29, 1996, the Company had working capital of $920,065 compared to $741,221 at August 31, 1995. The ratio of current assets to current liabilities was 1.7 at February 29, 1996 as compared to 1.6 at August 31, 1995. The debt to equity ratio was 1.5 at February 29, 1996 and 1.6 at August 31, 1995. The increase in working capital and current ratio and decrease in the debt to equity ratio are the result of the Company's operating cash flow for the first six months of fiscal 1996 and a private placement of stock in January, 1996 for net proceeds of approximately $89,000.

Capital expenditures were $82,559 and $64,906 for the six months ended February 29, 1996 and February 28, 1995, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $290,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

As of February 29, 1996, the Company had indebtedness of approximately $396,000 under an agreement with the Federal Deposit Insurance Corporation ("FDIC"). See Note E to Unaudited Condensed Consolidated Financial Statements. In May, 1991 the Commissioner of Banks of the Commonwealth of Massachusetts declared the Company's bank insolvent, and appointed the FDIC as liquidating agent of the bank. In December, 1994, the Company renegotiated this debt with the FDIC. The revised agreement provided for repayments of the then current balance utilizing a 20-year amortization with payment in full at December 31, 1997 and interest at the prime rate plus 1%.

Management believes that its current cash position, together with internally generated funds at present sales levels, will provide adequate cash reserves to satisfy its cash requirements for the next twelve months. Depending upon whether or not sufficient revenue and working capital is generated from profitable operations, the Company may require external funding. There is no assurance that profits will be generated, or that external funding will be obtainable, if such a need should arise.

Results of Operations
- ---------------------

Net sales for the second quarter of fiscal 1996 increased 34% as compared to the second quarter of fiscal 1995. Net sales for the first six months of fiscal 1996 increased 28% as compared to the comparable period of fiscal 1995. The increase in sales for the second quarter and first half of fiscal 1996 primarily reflects increases in access control and keypad and voice verification product sales, offset in part by a reduction in glassbreak detector sales.

                    Management's  Discussion  and  Analysis
                   ----------------------------------------
               of  Financial Condition and Results of Operations
               -------------------------------------------------
                                  (continued)

Results of Operations (continued)
- ---------------------

The ratio of gross profit to sales for the three months ended February 29, 1996 and February 28, 1995 was 42% and 43%, respectively. The ratio of gross profit to sales for the six months ended February 29, 1996 and February 28, 1995 were both 42%. The decrease in gross profit for the second quarter of 1996 as compared to the comparable period of fiscal 1995 is primarily the result of product mix.

The increase in research and development costs for the second quarter and first half of fiscal 1996 as compared to the comparable periods of fiscal 1995 reflect the hiring of additional employees and related expenses.

As a percentage of net sales, selling, general and administrative expenses were 34% and 44% for the three months ended February 29, 1996 and February 28, 1995, respectively and 35% and 40% for the six months ended February 29, 1996 and February 28, 1995, respectively. The increase in selling, general and administrative expenses in absolute dollars for the three and six months ended February 29, 1996, as compared to the corresponding periods of the prior year primarily relates to additions in the Company's work force and related expenses, salary increases and promotional expenses.

The increase in other income for the three months ended February 29, 1996 as compared to the comparable period of fiscal 1995, primarily relates to an increase in commission revenue. The provision for taxes for the first half of fiscal 1996 represents federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate for the six months ended February 29, 1996 of 21% was less than the combined federal and state statutory rate, primarily as a result of the utilization of available net operating loss carryforwards.

Factors that May Affect Future Results
- --------------------------------------

Information provided by the Company in writing and orally, from time to time may contain certain "forward-looking" information as this term is defined by: (1) the Private Securities Litigation Reform Act of 1995 (the "Act") and (2) in releases made by the Securities and Exchange Commission. These Cautionary Statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company involve risks and uncertainties, which could cause actual results to differ materially from those projected.

The Company has identified risks and uncertainties as factors which may impact on its operating results including the following: the Company's limited financial resources and history of operating losses, no access to additional financing, needs for developing, introducing, and shipping new products, lack of significant research and development expenditures to provide new and enhanced versions of the Company's products, its mix of products sold, price reductions for the Company's products, the mix of distribution channels employed, the availability and cost of key components including those obtained from Asia,

                    Management's  Discussion  and  Analysis
                   ----------------------------------------
               of  Financial Condition and Results of Operations
               -------------------------------------------------
                                  (continued)

Factors that May Affect Future Results (continued)
- --------------------------------------

dependence on suppliers, concentration of customers, gain or loss of significant customers, the timing of orders from and shipments to customers, competition including those from substantially larger companies, lack of patent protection and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company establishes its expenditure levels for sales and marketing and other operating expenses based, in large part, on its expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of the Company's expenses vary with its sales in the short-term.

A limited number of customers have accounted for a significant portion of sales in a particular quarter, and future sales therefore may fluctuate depending on the timing of orders from and shipments to those or other customers. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter.