Form 10QSB
period 1996-05-31
INTERNATIONAL ELECTRONICS INC
filed 1996-07-11
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         May 31, 1996
                 ---------------------------------------------------------------


Commission File Number     2-91218-B
                      ----------------------------------------------------------



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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES  X    NO
                      ------   ------


           1,492,052 common shares were outstanding at July 2, 1996.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.  Financial Statements (unaudited)
         --------------------------------

         Condensed Consolidated Balance Sheets, May 31, 1996
         and August 31, 1995                                                 2

         Condensed Consolidated Statements of Operations, three and nine
         months ended May 31, 1996 and 1995                                  3

         Condensed Consolidated Statement of Shareholders' Equity, nine
         months ended May 31, 1996                                           4

         Condensed Consolidated Statements of Cash Flows, nine months
         ended May 31, 1996 and 1995                                         5

         Notes to Condensed Consolidated Financial Statements              6-8

         Item 2:   Management's Discussion and Analysis of Financial
                   -------------------------------------------------
                   Condition and Results of Operations                    9-14
                   -----------------------------------


Part II. Other Information:
         ------------------

         Item 6: Exhibits and Reports on Form 8-K                           15
                 --------------------------------

         Signature                                                          15
         ---------

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                    ----------------------------------------
                                  (unaudited)

                                        May 31, 1996   August 31, 1995
                                        -------------  ----------------

ASSETS
- ------
Current assets:
 Cash and equivalents                    $   517,726       $   327,812
 Accounts receivable, net                    886,774           836,705
 Inventories                                 811,118           623,913
 Other current assets                        119,204           104,451
                                         -----------       -----------
 Total current assets                      2,334,822         1,892,881

Equipment, furniture and
improvements, net                            287,730           280,326
Other assets:
 Goodwill and other intangibles, net         347,884           415,597
 Other                                        14,299            17,285
                                         -----------       -----------
                                             362,183           432,882
                                         -----------       -----------
                                         $ 2,984,735       $ 2,606,089
                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------
Current liabilities:
 Accounts payable                        $   624,291       $   651,176
 Accrued expenses                            592,577           431,389
 Income taxes                                 45,000                 -
 Current portion of long-term
  obligations                                 90,675            69,095
                                         -----------       -----------
 Total current liabilities                 1,352,543         1,151,660

Long-term obligations                        424,927           452,685
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,510,851 and 1,442,669
   shares                                     15,109            14,427
 Capital in excess of par value            4,756,425         4,668,050
 Accumulated deficit                      (3,525,625)       (3,642,089)
 Less treasury stock, at cost:
   35,000 shares                             (38,644)          (38,644)
                                         -----------       -----------
   Total shareholders' equity              1,207,265         1,001,744
                                         -----------       -----------
                                         $ 2,984,735       $ 2,606,089
                                         ===========       ===========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              ---------------------------------------------------
                                  (unaudited)

                                Three months ended        Nine months ended
                             ------------------------  ------------------------
                               May 31,      May 31,      May 31,      May 31,
                                1996         1995         1996         1995
                             -----------  -----------  -----------  -----------

Net sales                    $2,249,281   $1,596,519   $6,240,158   $4,722,326

Cost of sales                 1,276,964      902,574    3,602,516    2,702,840
                             ----------   ----------   ----------   ----------

Gross profit                    972,317      693,945    2,637,642    2,019,486

Research and development
 costs                          109,056       81,194      269,515      235,088

Selling, general and
administrative expenses         790,554      691,082    2,178,949    1,952,787
                             ----------   ----------   ----------   ----------

Income (loss) from
 operations                      72,707      (78,331)     189,178     (168,389)

Interest expense                (13,740)     (16,077)     (40,828)     (44,668)
Other income (expense)              948        8,056       13,114       38,025
                             ----------   ----------   ----------   ----------

Income (loss) before taxes       59,915      (86,352)     161,464     (175,032)

Provision for taxes              24,000            -       45,000        2,000
                             ----------   ----------   ----------   ----------

Net income (loss)            $   35,915     ($86,352)  $  116,464    ($177,032)
                             ==========   ==========   ==========   ==========

Net income (loss)
per common share                   $.02        ($.06)        $.07        ($.13)
                             ==========   ==========   ==========   ==========

Weighted average number
of common shares
outstanding                   1,739,869    1,407,669    1,627,723    1,416,098
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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

         CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
         -------------------------------------------------------------
                                  (unaudited)


                           Common Stock     Capital in                   Treasury Stock
                           ------------     excess of     Accumulated    --------------
                         Shares    Amount   par value       Deficit      Shares    Cost       Total
                         ------    ------   ---------       -------      ------    ----       -----

Balances,
September 1, 1995       1,442,669  $14,427  $4,668,050   ($3,642,089)    35,000  ($38,644)  $1,001,744

Issuance of stock in
a private placement        68,182      682      88,375         -            -        -          89,057

Net income                   -         -         -           116,464        -        -         116,464
                        ---------   ------   ---------     ---------     ------    ------    ---------

Balances,
May 31, 1996            1,510,851  $15,109  $4,756,425   ($3,525,625)    35,000  ($38,644)  $1,207,265
                        =========  =======  ==========   ===========   ======== ==========  ==========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
              ----------------------------------------------------
                                  (unaudited)

                                                        Nine months ended
                                                   ----------------------------
                                                   May 31, 1996   May 31, 1995
                                                   -------------  -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income (loss)                                  $ 116,464      ($177,032)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization                        179,474        206,895
   Changes in operating assets and liabilities:
      Accounts receivable                               (50,069)      (143,707)
      Inventories                                      (187,205)      (101,140)
      Other current assets                              (14,753)        30,221
      Income taxes                                       45,000          2,000
      Accounts payable and accrued
        expenses                                        134,303        225,023
                                                      ---------     ----------
      Net cash provided by
        operating activities                            223,214         42,260

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
AND  OTHER:
   Net purchase of equipment,
     furniture and improvements                         (87,626)       (28,756)
   Goodwill and other intangibles and
     other assets                                         2,986          1,850
                                                      ---------     ----------
   Net cash used in investing
     activities and other                               (84,640)       (26,906)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Additions of notes payable
      and debt obligations                               29,167              -
   Issuance of common stock                              89,057              -
   Purchase of treasury stock                                 -        (19,042)
   Reduction of notes payable and debt
     obligations                                        (66,884)      (122,440)
                                                      ---------     ----------
   Net cash provided by (used in)
     financing activities                                51,340       (141,482)
                                                      ---------     ----------

CASH  AND  EQUIVALENTS:
   Net increase (decrease) during period                189,914       (126,128)
   Balances, beginning of period                        327,812        498,663
                                                      ---------     ----------
   Balances, end of period                            $ 517,726     $  372,535
                                                      =========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:
   Equipment acquired under capitalized leases        $  31,539     $   55,000

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (unaudited)


A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1996 and the results of operations for the three and nine months then ended.

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

B. Net Income (Loss) per Share:
   ----------------------------

   Net income (loss) per share is based on the weighted average common and dilutive common equivalent shares outstanding during the periods. Common stock equivalents consist of stock options and warrants. Primary income
   (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding based on the average market price of the Company's common stock (under the treasury stock method). Income (loss) per common share, on a fully diluted basis, is computed as described above utilizing the higher of the ending or average market price of the Company's common stock. Primary and fully diluted income (loss) per share are the same for each period.

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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (continued)
                                  (unaudited)

E. Long-term Obligations:
   ----------------------

   Long-term obligations are summarized as follows:

                                             May 31, 1996   Aug. 31, 1995
                                             -------------  --------------

    Federal Deposit Insurance Corporation
    Agreement                                    $390,366        $406,192

    11-18% capitalized lease obligations,
    due through April 2001 (Note F)                76,946          80,740

    Other                                          34,417          14,000

    9-13% equipment loans, collateralized
    by equipment, final payment due
    July, 1998                                     13,873          20,848
                                                 --------        --------
                                                  515,602         521,780

    Less current portion                          (90,675)        (69,095)
                                                 --------        --------
                                                 $424,927        $452,685
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

     The aggregate principal payments on long-term obligations, excluding capital leases are $48,372 (1997), $389,216 (1998) and $1,068 (1999).

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

   Future minimum capital lease payments under lease terms in excess of one year at May 31, 1996 are as follows:


          1997                         $ 50,535
          1998                           19,746
          1999                            7,250
          2000                            7,250
          2001                            6,646
                                       --------
       Total minimum lease payments      91,427
       Less interest                    (14,481)
                                       ---------
       Net minimum lease payments        76,946
       Less current portion              42,303
                                       --------
       Long-term portion               $ 34,643
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

H. Subsequent Event:
   -----------------

   In June, 1996, the Company issued 16,201 shares of common stock upon the exercise of stock warrants for proceeds of $12,151.

                  Management's  Discussion  and  Analysis  of
                  -------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
- -------------------------------

As of May 31, 1996, the Company had working capital of $982,279 compared to $741,221 at August 31, 1995. The ratio of current assets to current liabilities was 1.7 at May 31, 1996 as compared to 1.6 at August 31, 1995. The debt to equity ratio was 1.5 at May 31, 1996 and 1.6 at August 31, 1995. The increase in working capital and current ratio and decrease in the debt to equity ratio are the result of the Company's operating cash flow for the first nine months of fiscal 1996 and a private placement of stock in January, 1996 for net proceeds of approximately $89,000.

Capital expenditures were $119,165 and $83,756 for the nine months ended May 31, 1996 and 1995, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $300,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

As of May 31, 1996, the Company had indebtedness of approximately $390,000 under an agreement with the Federal Deposit Insurance Corporation ("FDIC"). See Note E to Unaudited Condensed Consolidated Financial Statements. In May, 1991 the Commissioner of Banks of the Commonwealth of Massachusetts declared the Company's bank insolvent, and appointed the FDIC as liquidating agent of the bank. In December, 1994, the Company renegotiated this debt with the FDIC. The revised agreement provided for repayments of the then current balance utilizing a 20-year amortization with payment in full at December 31, 1997 and interest at the prime rate plus 1%.

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

Results of Operations
- ---------------------

Net sales for the third quarter of fiscal 1996 increased 41% as compared to the third quarter of fiscal 1995. Net sales for the first nine months of fiscal 1996 increased 32% as compared to the comparable period of fiscal 1995. The increase in sales for the third quarter and first nine months of fiscal 1996 primarily reflects increases in access control, keypad, voice verification and OEM product sales, offset in part by a reduction in glassbreak detector sales.

                    Management's  Discussion  and  Analysis
                    ---------------------------------------
               of  Financial Condition and Results of Operations
               -------------------------------------------------
                                  (continued)

Results of Operations (continued)
- ---------------------

The ratio of gross profit to sales for the three months ended May 31, 1996 and 1995 were both 43%. The ratio of gross profit to sales for the nine months ended May 31, 1996 and 1995 was 42% and 43%, respectively. The decrease in gross profit percentage for the nine months ended May 31, 1996 as compared to the comparable period of fiscal 1995 is primarily the result of product mix.

The increase in research and development costs for the third quarter and first nine months of fiscal 1996 as compared to the comparable periods of fiscal 1995 reflect the hiring of additional employees and related expenses.

As a percentage of net sales, selling, general and administrative expenses were 35% and 43% for the three months ended May 31, 1996 and 1995, respectively and 35% and 41% for the nine months ended May 31, 1996 and 1995, respectively. The increase in selling, general and administrative expenses in absolute dollars for the three and nine months ended May 31, 1996, as compared to the corresponding periods of the prior year primarily relates to additions in the Company's work force and related expenses, salary increases and promotional expenses.

The decrease in other income (expense) for the three months ended May 31, 1996 as compared to the comparable period of fiscal 1995, primarily relates to a decrease in commission revenue. The provision for taxes for the first nine months of fiscal 1996 represents federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate for the nine months ended May 31, 1996 of 28% was less than the combined federal and state statutory rate, primarily as a result of the utilization of available net operating loss carryforwards.

Factors that May Affect Future Results
- --------------------------------------

Information provided by the Company in writing and orally, from time to time may contain certain "forward-looking" information as this term is defined by: (1) the Private Securities Litigation Reform Act of 1995 (the "Act") and (2) in releases made by the Securities and Exchange Commission. The following Cautionary Statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company involve risks and uncertainties, which could cause actual results to differ materially from those projected.

The Company has identified certain risks and uncertainties as factors which may impact on its operating results which are detailed below. All of these factors are difficult for the Company to forecast, and these or other factors can materially adversely effect the Company's business and operating results for one quarter or a series of quarters.

                    Management's  Discussion  and  Analysis
                    ---------------------------------------
               of  Financial Condition and Results of Operations
               -------------------------------------------------
                                  (continued)

Factors that May Affect Future Results (continued)
- --------------------------------------

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1995, 1994 and 1993, the Company has experienced losses of approximately ($231,000), ($49,000), and ($315,000), respectively. For the nine months ended May 31, 1996 the Company had net income of approximately $116,000. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or additional financing. There can be no assurance that profits will continue or that external funding will be obtainable, if such a need should arise.

No Access to Additional Financing. In December, 1994 the Company renegotiated debt with the FDIC which provided for repayment of the then current balance utilizing a 20-year amortization with payment in full at December 31, 1997. When the FDIC note becomes due in full, if the Company is unable to replace the debt partially or in full, it may have a substantial adverse effect on the Company's operations. The Company currently has no access to additional or replacement financing.

Dependence on Key Employees. The business of the Company is dependent upon the efforts of John Waldstein and certain other key management and technical employees. The loss or prolonged disability of such personnel could have a significant adverse effect on the business of the Company. The Company presently maintains a key man life insurance policy of $1,000,000 on John Waldstein, President and Treasurer.

Limited Design Engineering Staff. The Company is engaged in an industry which, as a result of extensive research and development, introduces new products on a regular basis. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of the Company's products. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure or delay in these goals could have a material adverse effect on the Company.

Fluctuations in Sales and Operating Results. The quarterly growth rates recently experienced by the Company are not necessarily indicative of future quarterly growth rates. Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs,

                    Management's  Discussion  and  Analysis
                    ----------------------------------------
               of  Financial Condition and Results of Operations
               -------------------------------------------------
                                  (continued)

Factors that May Affect Future Results (continued)
- --------------------------------------

competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant affect on the Company's operating results. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results, or such price pressure over an extended period could adversely effect the Company's long-term profitability.

The Company establishes its expenditure levels for sales and marketing and other expenses based, in large part, on its expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of the Company's expenses vary with its sales in the short-term.

Concentration of Customers. The Company has a substantial number of customers but principally sells its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 30% of the Company's total net sales for the fiscal year ended August 31, 1995. The Company's agreements with its customers generally do not include minimum purchase requirements. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000.

Competition. Other companies in the industry offer products in competition with those of the Company. Most of the companies with which the Company competes are substantially larger, have greater resources and market a larger line of products. The Company expects competition to increase significantly in the future from existing competitors and new companies that may enter the Company's existing or future markets. Increased competition could adversely affect the Company's sales and profitability. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors.

                                      -12

                    Management's  Discussion  and  Analysis
                    ---------------------------------------
               of  Financial Condition and Results of Operations
               -------------------------------------------------
                                  (continued)

Factors that May Affect Future Results (continued)
- --------------------------------------

Lack of Patent Protection. Although the Company has obtained some patent and copyright protection for certain of its products and software, management believes that competitors may be able to market certain products similar to those sold by the Company.

Production in Asia. The Company presently maintains certain manufacturing molds in Asia and has a significant amount of components for some products manufactured in Asia. There can be no assurance that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product.

Dependence on Single Source of Supply. The Company is dependent upon sole source suppliers for a number of key components and parts used in the Company's products. There can be no assurance that these suppliers will be able to meet the Company's future requirements for such components or that the components will be available to the Company at favorable prices. Any extended interruption in the supply or significant increase in price of any such components could have a material adverse effect on the Company's operating results in any given period.

Foreign Sales. During the year ended August 31, 1995, the Company's foreign sales represented approximately 12% of net sales. There may be a reduction in the Company's foreign sales in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock. There is a limited market for the Company's common stock and there can be no assurance that even this limited market will be sustained. Holders of the Company's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Maintain Listing on NASDAQ. Effective March 2, 1992, the National Association of Securities Dealers, Inc. established higher standards for a company's stock to maintain its listing on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The new standards include maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and stockholders' equity with a minimum balance of $1,000,000. The Company has, at times, been unable to maintain the $1.00 minimum bid price criteria and as of May 31, 1996 had stockholders' equity of approximately $1,210,000. At the present time, it is not possible to determine whether the Company will be able to continue to achieve and/or maintain the new standards and have its common stock listed on NASDAQ. There is no assurance that NASDAQ in the future will not adopt even higher standards for a company to maintain its stock listing on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares or may have difficulty selling them at a favorable price.

                    Management's  Discussion  and  Analysis
                    ---------------------------------------
               of  Financial Condition and Results of Operations
               -------------------------------------------------
                                  (continued)

Factors that May Affect Future Results (continued)
- --------------------------------------

Volatility of Stock Price. The Company's stock price is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, announcements of new products by the Company or its competitors and other events or factors could have an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

Part II.  Other Information
- ---------------------------

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                (a) Exhibits

                    11.1 Statement regarding computation of per share income (loss)

                    27    Financial data schedule

                (b) There were no reports on Form 8-K filed for the
                    three months ended May 31, 1996.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                              International Electronics, Inc.


Date: 7/11/96                 /s/  John Waldstein
      -------                 -----------------------------
                              John Waldstein, President,
                              Treasurer & Chief Financial and Accounting
                              Officer and duly authorized to sign.