Form 10KSB
period 1996-08-31
INTERNATIONAL ELECTRONICS INC
filed 1996-11-26
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934

                     For fiscal year ended August 31, 1996

                       Commission File Number: 2-91218-B

                        International Electronics, Inc.
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

Massachusetts                                           04-2654231
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

427 Turnpike Street
Canton, Massachusetts                                     02021
------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip code)

Issuer's telephone number:  (617) 821-5566

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  (    )

     State issuer's revenues for its most recent fiscal year:  $8,610,372

     As of November 1, 1996, 1,350,431 shares of the registrant's voting stock was held by non-affiliates of the registrant. In arriving at this number, registrant has considered officers and directors to be affiliates. Based on a price of $3.06 per share, (the average of the closing bid and asked price on November 1, 1996) the aggregate market value of the non-affiliate shares so held was approximately $4,135,000.

     As of November 1, 1996, 1,492,551 shares of the registrant's common stock were outstanding.

     Documents incorporated by reference:  None

                                    PART I

ITEM 1.                            BUSINESS

     International Electronics, Inc. (the "Company") was formed in 1977 as a Massachusetts corporation. The Company designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard/TM/ and Secured Series/TM/. The Company also manufactures and markets electronic glassbreak detectors sold under the trade names Tri-Gard/TM/, Glass-Gard/TM/ and Viper.

     In June, 1990, the Company acquired Ecco Industries, Inc. ("Ecco"), a manufacturer of voice verification systems for the security market. During fiscal 1994, Ecco signed a contract for its voice verification technology for use in conjunction with substance abuse in the home incarceration market. Ecco's initial product is sold under the name VoiceKey/TM/. VoiceKey/TM/ is a stand-alone access control system that grants or denies access to a location based on verifying a person's voice.

     The Company's products are sold principally in the United States to many of the leading distributors and installation companies servicing the security industry. The financial information relating to the Company is set forth in
Item 7.

PRODUCTS

ACCESS CONTROL AND DIGITAL KEYPAD PRODUCTS AND TECHNOLOGY


     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard/TM/ and Secured Series/TM/. These products are sold in a variety of configurations including indoor and outdoor models, with magnetic card readers, short range proximity readers and keypads. They are also sold with several different hardware and software configurations. The Company also sells private label products to OEM customers containing its access control and keypad based technology.

     The command and control software can be used to add programmability by user and time to any existing switch. This software allows for up to 120 different users, each with his/her own unique code and can be used to control machinery, lights, closed circuit TV or doors.

     The access control version of the Door-Gard/TM/ software includes features which apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring.

     In September, 1994, the Company introduced its new Secured Series Door-Gard/TM/ access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. New features in the Secured Series product line include: 500 users, transaction buffer for up to 500 events, hard copy printing via hand held infrared printer, 8 time zones and the ability to tie up to 8 doors together.

     Approximate prices paid by installing dealers for the digital keypads are $50 to $300 and for the Secured Series product line $150 to $400.

GLASSBREAK DETECTOR PRODUCTS

     A detector is the component in an alarm system that is activated by an intrusion or entry into a protected premises. When activated, it sends a signal to a central control panel, the portion of the system that triggers the alarm. The Company's glassbreak products serve only the detection function, but are compatible with systems made and sold by most major manufacturers of central control panels, and can be incorporated into both hard wired and certain wireless systems. These products are used in a system in conjunction with other forms of detectors such as those which detect the opening of a door or window.

     There are four principal types of glassbreak sensors: foil, piezoelectric, audio detectors, and shock sensors. The Company markets all of these glassbreak detectors with the exception of foil. Each has its own advantages and disadvantages when used in proper installations. See "Tri-Gard"/TM/, "Glass-Gard"/TM/ and "Viper Vibration Detector". Although foil is inexpensive, it is expensive in terms of labor cost to install, and is unsightly.

  TRI-GARD/TM/

     In 1987, the Company began to market an audio glassbreak detector under the trade name Tri-Gard/TM/. Audio detectors work much like the human ear. All noises are heard by the detector and then compared to a certain set of criteria. If the sound made meets certain criteria, then the unit determines the sound is breaking glass and activates an alarm. Because of the wide variety of noise in the background which can easily confuse an audio detector, stability is a major factor if the unit is to be successful. The Tri-Gard/TM/ can be installed on either a wall or ceiling. Because the Tri-Gard/TM/ detects the sound signals produced by breaking glass, it can cover a bank of windows or multi-pane windows. Audio detectors are used in residential, commercial and industrial applications. The cost of these units to the installing dealers is approximately $22 to $40 per unit. The Tri-Gard/TM/ models: 550, 552, 510 and 511 have received Underwriters Laboratories listing.

     In November, 1986, the Company signed an agreement with A American Automatic Alarm Co. ("AAAA") of Westminister, Colorado to act as its exclusive worldwide sales agent for AAAA's passive audio glassbreak detector. While the Company did not sell enough units manufactured by AAAA to meet its minimum purchase obligations under the agreement, the Company believes that it had the right under the agreement to manufacture and sell the product. The Company in 1988 redesigned the Tri-Gard/TM/ audio detector in order to reduce both the physical size of the detector and the manufacturing cost. The Company does not have a royalty agreement with AAAA for the circuit design of this product, however the Company makes royalty payments to AAAA for all sales of the redesigned unit. The Company believes its royalty payments to AAAA, which are based on a percentage of sales, have been reasonable.

     In 1992 the Company began selling an additional audio detector which utilizes microprocessor technology developed by the Company. The Company has received a utility patent on this new detector. In 1994, the Company introduced an additional microprocessor-based audio detector.

  GLASS-GARD/TM/

     The Glass-Gard/TM/ unit, which is based on piezoelectric technology, is placed on each pane of glass to be protected and is used primarily in industrial and commercial applications. When glass is broken, it emits particular distinctive ultrasonic frequencies. The Company's Glass-Gard/TM/ detector responds to the ultrasonic frequency generated when glass breaks.

     The Glass-Gard/TM/ unit contains a piezoelectric crystal which is "tuned" to a particular frequency of breaking glass. When glass to which the unit is attached is broken, these frequencies cause the crystal to vibrate, and therefore to generate tiny electric currents. These currents are then passed to the central control panel of the alarm system, which detects them and sounds the alarm. The result is a unit which, while somewhat more expensive to purchase than units of other types, is inexpensive to install, reliable and not prone to accidental alarms. Glass-Gard/TM/ costs the installing dealer approximately $8 to $15 per unit. Some other types of competitive glassbreak detectors cost the installing dealer between $4 to $10 per unit. Most of the Glass-Gard/TM/ models have received Underwriters Laboratories listing. The Company has a utility patent on its Glass-Gard units, and a patent on a tester which is an improvement to the units.

  VIPER VIBRATION DETECTOR

     A vibration sensor is used to detect vibrations of a set magnitude in certain materials such as glass, wood, plastic, concrete, or metal. The Viper has a custom integrated circuit that does internal signal processing so that it can be adjusted for different materials and shock values. The cost of these units to the installing dealers is approximately $15 to $20 per unit.

     In November, 1992 the Company extended an agreement with Weyrad Electronics, Ltd. ("Weyrad") of Weymouth, England to act as a distributor for their Viper vibration detector in North, South and Central America. Weyrad manufactures the Viper, and its primary market has been the United Kingdom and Europe. The agreement continues in force unless either the Company or Weyrad terminate by providing three months written notice.

     The Company also has signed an agreement that gives Weyrad the right to market the Company's glassbreak products in Europe.

VOICE VERIFICATION PRODUCTS AND TECHNOLOGY

     In June, 1990, the Company acquired substantially all of the outstanding common, and all preferred stock of Ecco in exchange for 379,699 unregistered shares of the Company's common stock. Ecco is engaged in designing, manufacturing, and selling voice verification systems. Ecco, which was founded in 1983, financed its operations and development efforts through private sales of securities resulting in net proceeds of approximately $5,500,000. The acquisition has been accounted for under the purchase method of accounting.

     During fiscal 1994, Ecco signed a contract for its voice verification technology with BI, Inc. of Boulder, Colorado for use in conjunction with substance abuse in the home incarceration market. The agreement provided for a one-time license fee, ongoing royalty payments and an order for the manufacture of voice verification boards. In September, 1996 BI informed the Company that effective January, 1997, BI would no longer make royalty payments to the Company, but would continue to utilize the Company to manufacture its voice verification boards.

     Ecco's initial product is called VoiceKey/TM/, which is a stand-alone access control system that grants or denies access to a location based on verifying a person's voice. VoiceKey/TM/ can be configured for stand-alone or network applications. Typical applications of VoiceKey/TM/ include the control of or access to locations requiring security such as: offices, apartment and condominium buildings, banks, computer rooms, and hospital pharmacies. Standard VoiceKey/TM/ features include access control management functions such as: time zone programming, door alarm monitoring, and time-stamped audit trail reporting. Options include expanded user capacity and weatherproofing. Each VoiceKey/TM/ can monitor and provide control for forty people, or up to 225 with expansion memory.

     The Company manufactures and markets its VoiceKey/TM/ voice verification access control product. The VoiceKey/TM/ sells to the installing dealer for approximately $1,000.

SALES AND MARKETING

     The principal market for the Company is the United States, where it sells its products through a network of security equipment distributors and installation companies. The Company also sells and markets its products in North and South America, Europe, Asia, South Africa, Middle East and Australia/New Zealand.

     The Company presently employs fifteen full-time people in sales and marketing. The Company's Director of Sales coordinates the activities of the outside sales representatives and inside sales personnel. The outside sales personnel contact dealers and distributors to provide ongoing sales and technical support for the Company's products. The inside personnel are responsible for incoming sales calls and telemarketing.

     The Company sells its products primarily to installers and distributors of alarm security equipment. The Company's customers include: ADI, Sprint North Supply, Ameritech, Wells Fargo and Honeywell. The Company's largest customer accounted for approximately 33% of net sales for the fiscal year ended August 31, 1996.

     While the Company's relationship with large customers provides it with a substantial market for its products, the dependence on large volume sales to such large customers creates a vulnerability. The loss of one such customer could have a serious adverse effect on the Company's sales. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is also aware that manufacturers in Europe and the emerging markets fabricate products similar to the Company's products. Some of these manufacturers may produce their units at a lower cost than the Company's cost. The introduction of such a product to the United States market could have a substantial adverse effect on the Company's sales.

     The Company provides sales support through national advertising, periodic national mailings, and by participation at national and regional industry trade shows. The Company presently attends several national trade shows per year, and complements these shows by displaying its products at regional alarm association shows. Several visits to Europe are made each year including attending foreign trade shows. In September, 1996, the Company hired a Director of European Sales who is located in the United Kingdom. The Company also participates with some of its distributors in cooperative advertising programs.

OVERSEAS COMPONENTS

     The Company sources a significant amount of components and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor, and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product.

PRODUCT SOURCES OF REVENUE

     The Company's various products have provided revenues during the last three fiscal years as follows:

                                                                         VOICE
                  ACCESS CONTROL              GLASSBREAK              VERIFICATION
                    AND KEYPAD                DETECTORS                 & OTHER                     TOTAL
              -----------------------  -----------------------  ------------------------  --------------------------
1994              $2,527,583                 $2,965,748                 $230,269                  $5,723,600
1995               3,855,202                  2,480,703                   87,025                   6,422,930
1996               6,296,748                  2,038,058                  275,566                   8,610,372

DOMESTIC AND FOREIGN SALES

     The percentage of domestic and foreign sales for the Company's products for the last three fiscal years are as follows:

                     DOMESTIC                    FOREIGN
                     --------                    -------
1994                   90%                         10%
1995                   88                          12
1996                   88                          12

MANUFACTURING AND RAW MATERIALS

     The Company performs in-house manufacturing for its Access Control, Keypad, Glass-Gard/TM/, Tri-Gard/TM/ and VoiceKey/TM/ product lines.

     The Company is dependent upon sole source suppliers for a number of key components and parts used in the Company's products. There can be no assurance that these suppliers will be able to meet the Company's future requirements for such components or that the components will be available to the Company at favorable prices. Any extended interruption in the supply of any such components could have a material adverse effect on the Company's operating results in any given period.

BACKLOG

     The Company's backlog of firm scheduled orders as of August 31, 1996, was approximately $500,000. Its backlog as of August 31, 1995, was approximately $87,000. The Company believes that substantially all of the 1996 backlog will be shipped during fiscal 1997. The increase in backlog is due to additional demand for the Company's access control and keypad products and blanket purchase orders for OEM products.

COMPETITION

     Other companies in the security and related industries offer products in competition with those of the Company. Many of the companies with which the Company competes are substantially larger, have greater resources, and market a larger line of products. Although the Company has obtained some patent and copyright protection for certain of its products and software, management believes that competitors may be able to market certain products similar to those sold by the Company.

     The Company's Glass-Gard/TM/ product line is slightly more expensive than other similar devices marketed by the Company's competitors. The Company's other products are competitively priced against the competition. The Company believes that installing dealers will use, on a repetitive basis, detectors which can be installed easily, work when an intrusion occurs, and do not cause false alarms.

     There are numerous manufacturers of audio detectors and shock sensors selling in the United States market. Competitors selling audio detectors include: Sentrol, Inc., Visonic Ltd., Litton Security Products, Inc. ("Litton"), Detection Systems, Inc., Intellisense, Inc., Ademco Manufacturing, Inc. ("Ademco"), Fire Burglary Instruments, Inc., DSC and Caddx-Caddi Controls, Inc. There are several competitors selling vibration detectors including:
Ultrak, Inc., Sentrol, Inc., Ademco, United Security Products, Inc. ("USP") and Litton.

     The Company is aware of two major competitors which market "on glass" glassbreak detectors in the United States: USP and Sentrol, Inc. There are several European manufacturers of this type of product, but the Company believes that they to date have not had any significant impact on the United States market. The introduction of such products into the United States market could have a substantial adverse effect on the sale of Glass-Gard/TM/.

     There are many manufacturers of access control equipment including Westinghouse, Casi Rusco Electronics Systems, Inc., Northern Computers, Inc., Cardkey, Inc., Software House, Inc., Continental Instruments, Inc., American Magnetics Corporation, and Corby, Inc.

     There are numerous manufacturers of keypads selling in the United States market including the following competitors: Corby, Inc., Visonic Ltd., USP, Inc., Crow Electronics Engineering, Inc., Aleph, Inc., Securitron Magnalock Corp., Locknetrics Security Engineering, Security Door Controls, Alarm Lock, Inc., Ilco Unican Engineering, Inc., Essex Electronics, Inc., Nel-Tec, Inc. and Sentrol, Inc.

     To the best of the Company's knowledge, the Company's voice verification product line has competition from: Voice Strategies, Inc., T-Netix, Inc., VeriVoice, Inc., Princeton Voice Radar, Veritel Corporation of America, Electronic Warfare Assoc., Inc. and Technologia Systems Limited in the United States, and Zetetic International Limited ("Zetetic") in the United Kingdom and ABS, Inc. in Germany. The Company also faces competition in the positive identification access control market from other Biometric systems. These other Biometric systems, and some of the companies that produce them include: fingerprint (Fingermatrix (U.K.) Limited, Identix, Inc.), hand geometry (Recognition Systems and Pideac), palm print, optical systems (Eye Dentify Systems), signature (Autosig Systems, Cadix, Inc. and De La Rue), and wrist pattern (British Technology Group).

WORKING CAPITAL

     During fiscal 1996, the Company depended on its existing cash balances to provide working capital. The Company expects its working capital requirements for fiscal 1997, to be provided from its cash reserves plus anticipated cash from operations. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESEARCH AND DEVELOPMENT

     The Company presently employs seven people in research and development. The Company also utilizes certain consultants on an as-needed basis with the Company's employees supervising such work. Research and development expenditures were approximately $381,000, $308,000 and $291,000 during fiscal 1996, 1995 and 1994, respectively.

EMPLOYEES

     As of November 1, 1996, the Company had 64 employees, of which 60 were full-time employees. Of these 64 employees, 15 were engaged in sales and marketing, 7 were involved in product development, 28 in manufacturing, 4 in customer service and 10 employees were providing management and administrative services.

SEASONALITY

     The Company is subject to normal business slowdowns during the summertime and around the Christmas holiday season. In addition, overseas sales, specifically to Europe slow down in the summer because many European companies take substantial vacation time in July and August.

GOVERNMENTAL CONTROLS/ENVIRONMENTAL COMPLIANCE

     None of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the Government. The Company has not been materially affected by compliance with any governmental regulation relating to protection of the environment, and no material capital expenditures are expected by the Company for environmental control facilities.

ITEM 2.                           PROPERTIES

     The Company's administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and currently consist of approximately 15,540 square feet of space. The Company occupies this facility under a lease expiring April 14, 1997, at a minimum monthly rental of $7,343 plus utilities, maintenance and certain real estate taxes.

ITEM 3.                        LEGAL PROCEEDINGS

                                     None

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

                                 Not Applicable

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     The Company's securities have been traded in the over-the-counter market since July 5, 1983. Since October 30, 1987, the Company's common stock has been quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol IEIB.

     In March, 1992, the National Association of Securities Dealers, Inc. ("NASD") established higher standards for a company's stock to maintain its listing on NASDAQ. The current standards include maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and shareholders' equity with a minimum balance of $1,000,000. Although the Company has maintained its NASDAQ listing, the Company has, at times, been unable to maintain the $1.00 minimum bid price criteria.

     In November, 1996, the NASD proposed higher standards for a company to maintain its stock listing on NASDAQ. If adopted as presently proposed, the new standards would result in the Company's common stock losing its listing on NASDAQ, with the consequence that the Company's stock would be more difficult to trade. The procedure for adopting such standards provides that there will be a period of public comment and approval by the Securities and Exchange Commission ("SEC"). It is expected that the final standards will be effective during the first quarter of calendar 1997.

     One of the presently proposed standards include maintaining minimum net tangible shareholders' equity of $2,000,000. As of August 31, 1996, the Company had net tangible shareholders' equity of approximately $950,000. If this proposed standard is adopted, the Company would not meet this standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock would no longer be listed on NASDAQ. At the present time, it is not possible to determine what the new standards will be, whether the Company will be able to achieve and/or maintain the proposed standards, and consequently, it is not possible to know whether the Company will be able to maintain its common stock listing on NASDAQ.

     The prices set forth below are based on information provided to the Company by NASDAQ. These sales prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions.

                                 SALES PRICES
                                --------------
                                HIGH       LOW
                                ----       ---

  FISCAL YEAR 1995:
          First Quarter        $1.00      $ .50
          Second Quarter        2.38        .50
          Third Quarter         2.38       1.50
          Fourth Quarter        1.69       1.00
  FISCAL YEAR 1996:
          First Quarter         1.83       1.25
          Second Quarter        3.31       1.13
          Third Quarter         4.38       2.75
          Fourth Quarter        3.63       2.00

     In January, 1996, the Company sold, in a private placement 68,182 shares of unregistered common stock at $1.32 per share for net proceeds of $89,057 with issuance costs of $943. There was no underwriter involved in this transaction. John Waldstein, President and Treasurer and Robert Voosen, Executive Vice President each purchased 7,576 shares of restricted common stock in this private placement. The other purchasers were accredited investors or sophisticated private investors familiar with the affairs of the Company. The Company relied on Section 4(2) of the Securities Act of 1934 or Regulation D thereof for the exemption from registration.

     As of November 1, 1996 there were approximately 825 shareholders of record of the Company's common stock. The Company believes that a substantial number of shares of the Company's common stock are held by nominees and estimates that there are approximately 1,700 beneficial owners of the Company's shares. The Company has never paid dividends to its shareholders, and does not anticipate that it will do so in the foreseeable future.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 1996, the Company had $1,044,480 in working capital as compared to $741,221 at August 31, 1995. The ratio of current assets to current liabilities as of August 31, 1996 was 1.7, as compared to 1.6 in 1995 and 1.9 in 1994. The debt to equity ratio was 1.4 at August 31, 1996, as compared to 1.6 in 1995 and 1.1 in 1994. The increase in working capital and current ratio and decrease in the debt to equity ratio in 1996 from 1995 are the result of the Company's operating cash flow for fiscal 1996 and a private placement of stock in January, 1996 for net proceeds of approximately $89,000. The decrease in current ratio and increase in debt to equity ratio in 1995 from 1994 are the result of the Company's net loss and capital expenditures.

     Net capital expenditures were $178,541, $90,429 and $126,024 in fiscal years ending August 31, 1996, 1995 and 1994, respectively. The Company has no current commitments for any material capital expenditures, but anticipates having up to $550,000 in additional capital expenditures for the purchase of equipment, regulatory testing and tooling costs during the next twelve months.

     As of August 31, 1996, the Company had indebtedness of approximately $385,000 under an agreement with the Federal Deposit Insurance Corporation ("FDIC"). See Note 5 to Consolidated Financial Statements. In May, 1991, the Commissioner of Banks of the Commonwealth of Massachusetts declared the Company's bank insolvent, and appointed the FDIC as the liquidating agent of the bank. In December, 1994, the Company renegotiated this debt with the FDIC. The revised agreement provides for repayment of the then current balance utilizing a 20-year amortization with payment in full at December 31, 1997, and interest at the prime rate plus 1%.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

     Net sales in 1996 increased 34% from 1995, while 1995 sales increased 12% from 1994. The increase in 1996 sales from 1995 is primarily the result of an increase in access control and keypad product sales of 63%, offset in part by a reduction in glassbreak detector sales. The increase in 1995 sales from 1994 is primarily the result of an increase in access control and keypad product sales of 53%, offset in part by a reduction in glassbreak detector and voice verification sales.

     The ratios of gross profit to sales were 41% in 1996, 43% in 1995 and 41% in 1994. The decrease in 1996 from 1995 is primarily the result of product mix and increases in warranty costs. The increase in 1995 from 1994 is primarily the result of certain price increases and product mix.

     Research and development expenses were $381,245 in 1996, as compared to $308,162 in 1995 and $290,537 in 1994. The increase in costs is primarily due to the hiring of additional personnel and related expenses.

     As a percentage of net sales, selling, general and administrative expenses were 34% in 1996, as compared with 42% in 1995 and 36% in 1994. The decrease in expenses in 1996 from 1995 as a percentage of net sales, is the result of increased productivity from sales personnel and a reduction in bad debts expense. The increase in expenses in 1995 from 1994 primarily relates to additions to the Company's work force and related expenses, and increases in salaries, promotions, bad debts and travel expenses. The increase in bad debts occurred because a major domestic distributor filed for protection under Chapter 7 of the Bankruptcy Laws in May 1995, with accounts receivable due the Company of approximately $80,000.

     The decrease in other income in 1996 from 1995 is primarily a result of a reduction in commission revenue. The provision for income taxes for fiscal 1996 represents federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate for 1996 of 20% was less than the combined federal and state statutory rate, primarily as a result of the utilization of available net operating loss carryforwards.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company does not believe that inflation or changing prices have had a significant impact on its operations.

NEW ACCOUNTING STANDARD

     The Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" will be effective for fiscal 1997. The Company has not completed evaluating the impact that the adoption of SFAS No. 121 will have on its 1997 financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS


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

     LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1995 and 1994, the Company has experienced losses of approximately ($231,000) and ($49,000), respectively. For the year ended August 31, 1996 the Company had net income of approximately $162,000. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or additional financing. There can be no assurance that profits will continue or that external funding will be obtainable, if such a need should arise.

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

     LIMITED DESIGN ENGINEERING STAFF. The Company is engaged in an industry which, as a result of extensive research and development, introduces new products on a regular basis. Current competitors or new market entrants may develop new products with features that could adversely effect the competitive position of the Company's products. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure or delay in these goals could have a material adverse affect on the Company.

     FLUCTUATIONS IN SALES AND OPERATING RESULTS. The quarterly growth rates recently experienced by the Company are not necessarily indicative of future quarterly growth rates. Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on the Company's operating results. In addition, competitive pressure on pricing in a given quarter could adversely effect the Company's operating results, or such price pressure over an extended period could adversely effect the Company's long-term profitability.

     The Company establishes its expenditure levels for sales and marketing and other expenses based, in large part, on its expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of the Company's expenses vary with its sales in the short-term.

     CONCENTRATION OF CUSTOMERS. The Company has a substantial number of customers but principally sells its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 33% of the Company's total net sales for the fiscal year ended August 31, 1996. The Company's agreements with its customers generally do not include minimum purchase requirements. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000.

     COMPETITION. Other companies in the industry offer products in competition with those of the Company. Many of the companies with which the Company competes are substantially larger, have greater resources and market a larger line of products. The Company expects competition to increase significantly in the future from existing competitors and new companies that may enter the Company's existing or future markets. Increased competition could adversely affect the Company's sales and profitability. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors.

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

     FOREIGN SALES. During the year ended August 31, 1996, the Company's foreign sales represented approximately 12% of net sales. There may be a reduction in the Company's foreign sales in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

     LIMITED MARKET FOR COMMON STOCK. There is a limited market for the Company's common stock and there can be no assurance that even this limited market will be sustained. Holders of the Company's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

     MAINTAIN LISTING ON NASDAQ. In March 1992, the NASD established higher standards for a company's stock to maintain its listing on NASDAQ. The revised standards include maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and shareholders' equity with a minimum balance of $1,000,000. Although the Company has maintained its NASDAQ listing, the Company has, at times, been unable to maintain the $1.00 minimum bid price criteria.

     In November, 1996, the NASD proposed higher standards for a company to maintain its stock listing on NASDAQ. If adopted as presently proposed, the new standards would result in the Company's common stock losing its listing on NASDAQ. The procedure for adopting such standards provides that there will be a period of public comment and approval by the the SEC. It is expected that the final standards will be effective during the first quarter of calendar 1997.

     One of the presently proposed standards include maintaining minimum net tangible shareholders' equity of $2,000,000. As of August 31, 1996, the Company had net tangible shareholders' equity of approximately $950,000. If this proposed standard is adopted, the Company would not meet the standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock would no longer be listed on NASDAQ. At the present time, it is not possible to determine what the new standards will be, whether the Company will be able to achieve and/or maintain the proposed standards, and consequently, it is not possible to know whether the Company will be able to have its common stock listed on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares or may have difficulty selling them at a favorable price.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of International Electronics, Inc. and subsidiary filed as a part of this Annual Report on Form 10-KSB begin on page F-1.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                FIRST ELECTED
NAME                     AGE    DIRECTOR        POSITION
----                     ---    --------        --------
John Waldstein            43     1982           President, Chief Executive Officer,
                                                Treasurer and Chairman of the Board
Robert  Voosen            48     1982           Executive Vice President and
                                                Director
Christopher Hentschel     52        -           Vice President of Engineering
Heath Paley               48     1990           Director
Robert Prager             64     1992           Director
Diane Balcom              54     1989           Director

     The term of office of each director expires on the date of the next meeting of shareholders. The Company anticipates that an annual meeting of shareholders will be held in March, 1997.

     John Waldstein has been employed by the Company since 1978, has been Treasurer since March, 1982, was Vice President between January, 1983 and May, 1988, Chief Operating Officer from February, 1988 to May, 1988, President and Chief Executive Officer since May, 1988, and Chairman of the Board since November, 1990. Mr. Waldstein is a graduate of Harvard College. See "Item 10-Executive Compensation."

     Robert Voosen had been the Company's Vice President for Product Development since 1982, and has been Executive Vice President since May, 1988. He received a B.A. in Architecture from the University of Minnesota. From 1972 through 1983, Mr. Voosen acted as a consultant on the design and installation of security systems for 3M Alarm Services, Inc.. See "Item 10-Executive Compensation."

     Christopher Hentschel was appointed the Company's Vice President of Engineering in March, 1995 and had previously been Chief Engineer since 1989. Before joining the Company, Mr. Hentschel was a founder and Vice President of Engineering of Guard Aware, Inc. Mr. Hentschel is a graduate of Wentworth Institute.

     Heath Paley is a self-employed computer consultant. He had been the Company's Director of Management Information Systems from September, 1994 until May, 1996 and was the Company's Chief Operating Officer and Executive Vice President from June, 1990 to August, 1994. From 1983 to June, 1990, Mr. Paley was President and a founder of Ecco Industries, Inc. From 1980 to 1983, he was President of the Maine Woods Shoe Division of Bennett Industries.

     Robert Prager was appointed to the Board of Directors in December, 1992. Since 1988, Mr. Prager has been a private investor. In 1973, Mr. Prager founded the Major Glass Company and served as President from its inception until 1986 and Chairman of the Board from 1986 to 1988.

     Diane Balcom became a member of the Board of Directors in July, 1989. Since August, 1994, Ms. Balcom has been the Chapter Director of the Juvenile Diabetes Foundation of Western Pennsylvania. She has been an adviser to the Company on corporate and financial matters since 1985. From January, 1989 to August, 1994, Ms. Balcom operated a consulting practice which provided services related to private and public financing for small and medium-sized companies.

From March, 1987 to January, 1989, she served as Vice President and Chief Financial Officer for Environmental Diagnostics, Inc., a publicly-held company. Prior to that, Ms. Balcom held various senior management positions in Corporate Finance and Research for 13 years with brokerage firms on the West Coast.

     In September, 1995, Ms. Balcom and Mr. Prager, the Company's two non-employee directors each received fully vested options under the Company's nonqualified stock option plan to purchase 1,000 shares of common stock at an exercise price of $1.36 per share.

ITEM 10.                    EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for each of the last three fiscal years ending August 31, 1996, of the Company's President and Chief Executive Officer, and the only other executive officer of the Company who received at least $100,000 of compensation during any of these years (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                              COMPENSATION
                                        ANNUAL COMPENSATION(2)                ------------
                           -----------------------------------------------      OPTIONS     ALL OTHER
NAME                       YEAR          SALARY       COMMISSION/BONUS          (SHARES)    COMPENSATION(1)
----                       ----          ------       ----------------          --------    ---------------
John Waldstein             1996        $135,519           $ 4,750(4)                  -          $ 9,180
President,                 1995         135,519                 -                25,000(3)         9,180
Chief Executive Officer    1994         131,558                 -                42,000           10,257

Robert Voosen              1996         100,416            12,349                     -                -
Executive Vice             1995         100,000             5,889                20,000                -
President                  1994          75,000            18,323                 2,000                -

(1) Represents the cost of a split dollar whole life insurance policy with a face value of $755,000 as of August 31, 1996. The Company is a beneficiary of such policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase this policy upon termination of his employment for the then current cash surrender value.

(2)  Does not include perquisites which do not exceed 10% of annual salary.

(3) Represents warrants granted to purchase 25,000 shares of common stock at an exercise price of $.74 per share exercisable for a ten-year period in exchange for a personal guarantee of debt held by the FDIC.

(4) Amount shown represents bonus earned by Mr. Waldstein in fiscal 1996 payable in fiscal 1997.

     The Company did not grant any options, restricted stock awards or stock appreciation rights, or make any long-term incentive plan payouts during fiscal 1996 to any of the Named Executive Officers.

     The Company's Board of Directors commencing in fiscal 1993, established an annual bonus plan for officers and certain key employees. The available funds for the plan shall be up to five percent of income before taxes. The final amount and subsequent distribution to employees shall be determined by the Company's Compensation Committee.

COMPENSATION ON INVOLUNTARY TERMINATION

     John Waldstein and Robert Voosen have employment contracts with the Company which provide for certain compensation to be paid to them if they are discharged by the Company without cause before the end of the term of their contracts. Mr. Waldstein's contract expires on December 31, 1999 and extends for one additional year on each January 1 thereafter, while his guaranty of the Company's outstanding debt to the FDIC is in force. Mr. Voosen's contract expires on August 31, 1997. John Waldstein's and Robert Voosen's current minimum annual salary under their contracts are $135,000 and $100,000, respectively. The salaries of these officers are subject to performance reviews and annual adjustment by the Board of Directors of the Company. Mr. Waldstein's salary shall increase for inflation effective January 1, 1998.

     If the employment of John Waldstein is terminated by the Company without cause, (including an involuntary relocation due to an acquisition), the Company is obligated to pay the greater of an amount equal to one times his annual salary on the date of termination or the salary to the conclusion of the contract period. As of November 1, 1996, John Waldstein's salary to the conclusion of his contract period is approximately $427,500. If the employment of Robert Voosen is terminated by the Company without cause, as defined, the Company is obligated to pay an amount equal to 25% of his annual salary plus certain commissions on the date of termination. In the event the Company is acquired prior to August 31, 1997, and Mr. Voosen is terminated due to such acquisition, or after August 31, 1997 he is terminated due to an involuntary relocation relating to an acquisition, the Company shall pay to Mr. Voosen one times his annual salary, plus certain commissions on the date of termination.

YEAR END OPTION TABLE

The following table sets forth the number and value of unexercised options held as of August 31, 1996 by the Named Executive Officers:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES

                                                          VALUE OF UNEXERCISED
                           NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS AT
                       OPTIONS AT END OF FISCAL 1996      END OF FISCAL 1996 (2)
                      --------------------------------  --------------------------
NAME                    EXERCISABLE     UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                    -----------     -------------   -----------  -------------
John Waldstein (1)       82,667(3)          21,000       $163,857        $38,503
Robert Voosen (1)        27,667             16,000         51,719         31,240

(1)  There were no options exercised during fiscal 1996.

(2) Difference between the fair market value of the underlying common stock on November 1, 1996 and the exercise price.

(3) Includes warrants to purchase 25,000 shares of common stock. See "Summary Compensation Table - Note 3" herein.

OTHER MATTERS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership with the SEC and NASD. Executive officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 1996.

ITEM 11.                 SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information concerning ownership of the Company's common stock as of November 1, 1996, (i) by all persons known by the Company to own beneficially 5% or more of the outstanding common stock, (ii) each director and Named Executive Officer of the Company and (iii) by all directors and executive officers as a group.

                                                               PERCENT OF
                                                 NUMBER OF    COMMON STOCK
     NAME                                        SHARES(1)        OWNED
     ----                                        ---------        -----
EXECUTIVE OFFICERS AND DIRECTORS:

     John Waldstein                             151,471(2)           9.6%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Robert Voosen                               68,446(3)           4.5%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Heath Paley                                 35,472(4)           2.3%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Robert Prager                               32,336(5)           2.2%
     220 Boylston Street
     Boston, Massachusetts

     Diane Balcom                                14,060(6)            .9%
     300 6th Avenue
     Suite 273
     Pittsburgh, Pennsylvania

     All  directors and executive officers
      as a group (6 persons)                    325,419(7)          19.4%

5% SHAREHOLDERS:

     Agia, Inc.                                 228,455(8)          15.3%
     201 St. Charles Avenue
     New Orleans, Louisiana

     Warren Paley                               217,267             14.6%
     3 Mill Street
     New Baltimore, New York

     CSC Industries, Inc. and Affiliated
          Companies Pension Plans Trust          94,625              6.3%
     c/o Pacholder Associates, Inc.
     8044 Montgomery Road
     Suite 382
     Cincinnati, OH  45236

(1) Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to the Company, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after November 1, 1996.

(2) Includes vested options and warrants to purchase an aggregate 89,833 shares of the Company's common stock granted at prices ranging from $.74-$2.07 per share. Includes 2,334 shares of common stock held by Mr. Waldstein's wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3) Includes vested options to purchase an aggregate 28,167 shares of the Company's common stock granted at prices ranging from $.75-$2.07 per share.

(4) Includes vested options to purchase an aggregate 26,787 shares of the Company's common stock granted at prices ranging from $.75 - $6.48 per share.

(5) Includes vested options to purchase an aggregate of 4,000 shares of the Company's common stock granted at prices ranging from $.72-$2.12 per share.

(6) Includes vested options and warrants to purchase an aggregate 12,512 shares of the Company's common stock granted to Diane Balcom and Balcom & Associates at prices ranging from $.72 - $2.12 per share.

(7) Includes vested options and warrants to purchase an aggregate 183,299 shares of the Company's common stock granted at prices ranging from $.72 - $6.48 per share.

(8) Includes 168,717 shares owned by Agia, Inc. ("Agia") of record and solely for the purposes of this table includes 59,738 shares held by Saurer Ltd. ("Saurer"). Agia and Saurer consider themselves to be a "group" within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934.

                                    PART IV


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K.

     (a)1. The following Consolidated Financial Statements are included in
           Item 7:

          Independent Auditors' Report

          Consolidated Balance Sheets as of August 31, 1996 and 1995

          Consolidated Statements of Operations for the Years Ended August 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the Years Ended August 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended August 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     (a)2. The following schedule is included in Item 7:

          Valuation and qualifying accounts

     (a)3.  Exhibits:
          (3) Restated Articles of Organization and By-Laws are incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (2-91218-B), filed on May 18, 1984 (hereinafter referred to as the Company's S-18).

          (3)(a) Amendment to Articles of Organization are incorporated by reference to Exhibit 3.1(a) of the Company's Registration Statement on Form S-1 (Registration No. 33-16333 which became effective on October 8, 1987 (hereinafter referred to as the Company's S-1).

          (4) Instruments defining the rights of securities holders include the Restated Articles of Organization, By-Laws, Stock Certificate and Stock Purchase Warrant which are incorporated by reference to Exhibits 3, 4b and 4c to the Company's S-18.

          (10)(a) A American Automatic Alarm Company Supplies Contract and Non-Competition Agreement is incorporated by reference to Exhibit
                  (10)(w) of the Company's Annual Report on Form 10-K for the year ended August 31, 1986.

          (10)(b) 1983 Employee Incentive Stock Option Plan of the Registrant is incorporated by reference to Exhibit 10(w) of the Company's S-1.

          (10)(c) Nonqualified Stock Option Plan is incorporated by reference to
                  Exhibit 10.1(ll) of Post-Effective Amendment No. 2 of the Company's S-1.

          (10)(d) Stock Purchase Agreement dated as of June 19, 1990 by and among the Company and Ecco Industries, Inc. is incorporated by reference to Exhibit (2.1) on Form 8-K dated July 2, 1990.

          (10)(e) Lease, Canton, Massachusetts between Turnpike Realty Trust and the Registrant dated March 6, 1991, is incorporated by reference to Exhibit 6.1 on Form 10-Q for the quarter ended February 28, 1991.

          (10)(f) Distributor Agreement between the Registrant and Weyrad Electronics, Limited dated November 3, 1992 is incorporated by reference to Exhibit 10(V) on Form 10-K for the year ended August 31, 1992.

          (10)(g) Distributor Agreement between the Registrant and Weyrad Electronics, Limited dated April 1, 1993 is incorporated by reference to Exhibit 6.1 on Form 10-Q for the quarter ended February 28, 1993.

          (10)(h) Employment, Non-Disclosure and Non-Compete Agreement for John Waldstein dated June 20, 1994 and amendment dated December 8, 1994 is incorporated by reference to Exhibit 10(t) on Form 10-KSB for the year ended August 31, 1994.

          (10)(i) Workout Agreement, Amended and Restated Loan and Security Agreement and Promissory Note between the Registrant and Federal Deposit Insurance Corporation dated December 1, 1994 is incorporated by reference to Exhibit 10(u) on Form 10-KSB for the year ended August 31, 1994.

          (10)(j) Employment, Non-Disclosure and Non-Compete Agreement for Robert Voosen dated January 15, 1995 is incorporated by reference to Exhibit 6.1 on Form 10-QSB for the quarter ended February 28, 1995.

          (10)(k) Lease, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

          (11.1)  Statement regarding computation of per share income (loss).

          (22)    Subsidiaries of the Registrant.

          (27)    Financial data schedule.

          (b)     Reports on Form 8-K
                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL ELECTRONICS, INC.

Date:  November 26, 1996                        By:  /s/  John Waldstein
                                                ------------------------------
                                                John Waldstein, President and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                    Date
---------                              -----                    ----
     /s/  John Waldstein          President and Chief         November 26, 1996
-------------------------------   Executive Officer,
        John Waldstein            Treasurer and Chief
                                  Financial and Accounting
                                  Officer, and Chairman of
                                  the Board


     /s/  Robert Voosen           Executive Vice              November 26, 1996
-------------------------------   President and Director
       Robert Voosen


       /s/  Heath Paley           Director                    November 26, 1996
-------------------------------
         Heath Paley


      /s/  Robert Prager          Director                    November 26, 1996
-------------------------------
         Robert Prager


     /s/  Diane Balcom            Director                    November 26, 1996
-------------------------------
        Diane Balcom

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARY

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                        Page

INDEPENDENT AUDITORS' REPORT                                            F-2

FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 1996,
 1995 AND 1994:

 Consolidated Balance Sheets                                            F-3

 Consolidated Statements of Operations                                  F-4

 Consolidated Statements of Shareholders' Equity                        F-5

 Consolidated Statements of Cash Flows                                  F-6

 Notes to Consolidated Financial Statements                           F-7-17

FINANCIAL STATEMENT SCHEDULE FURNISHED PURSUANT TO THE
 REQUIREMENTS OF FORM 10-KSB:

 Schedule II - Valuation and Qualifying Accounts                        S-1

All other schedules are omitted because they are inapplicable, not required under the instructions, or because the information is reflected in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of
 International Electronics, Inc.
Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiary (the "Company") as of August 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Electronics, Inc. and subsidiary as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company changed its method of accounting for nonemployee stock-based compensation for awards made after December 15, 1995 and adopted the disclosure provisions of SFAS No. 123 during the fiscal year ending August 31, 1996.

Deloitte & Touche LLP

October 22, 1996
Boston, Massachusetts

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                          1996            1995
CURRENT ASSETS:
  Cash and cash equivalents                                 $  556,745      $  327,812
  Accounts receivable, net of allowance for
    doubtful accounts and returns of $131,000
    and $113,000 in 1996 and 1995, respectively                932,255         836,705
  Inventories                                                  828,448         623,913
  Other current assets                                         141,818         104,451
                                                            ----------      ----------

           Total current assets                              2,459,266       1,892,881
                                                            ----------      ----------

EQUIPMENT AND FURNITURE, net of
  accumulated depreciation and amortization                    301,300         280,326
                                                            ----------      ----------

OTHER ASSETS:
  Goodwill and other intangibles, net of
    accumulated amortization of $916,000
    and $826,000 in 1996 and 1995, respectively                325,313         415,597
  Other                                                         14,299          17,285
                                                            ----------      ----------

            Total other assets                                 339,612         432,882

                                                            ----------      ----------

                                                            $3,100,178      $2,606,089
                                                            ==========      ==========

LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                      1996            1995
CURRENT LIABILITIES:
  Accounts payable                                          $  592,137      $  651,176
  Accrued expenses                                             703,133         431,389
  Income taxes payable                                          40,000            -
  Current portion of long-term obligations                      79,516          69,095
                                                            ----------      ----------

            Total current liabilities                        1,414,786       1,151,660
                                                            ----------      ----------


LONG-TERM OBLIGATIONS, Less
   current portion                                             409,451         452,685
                                                            ----------      ----------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized,
    5,984,375 shares; issued, 1,527,051 and
    1,442,669 shares in 1996 and 1995,
    respectively                                                15,271          14,427
  Capital in excess of par value                             4,779,413       4,668,050
  Accumulated deficit                                       (3,480,099)     (3,642,089)
  Less treasury stock, at cost -- 35,000 shares                (38,644)        (38,644)
                                                            ----------      ----------

           Total shareholders' equity                        1,275,941       1,001,744
                                                            ----------      ----------

                                                            $3,100,178      $2,606,089
                                                            ==========      ==========


See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                               1996              1995              1994

NET SALES                                                   $8,610,372        $6,422,930        $5,723,600

COST OF SALES                                                5,051,387         3,659,140         3,391,631
                                                            ----------        ----------        ----------

GROSS PROFIT                                                 3,558,985         2,763,790         2,331,969
                                                            ----------        ----------        ----------

OPERATING EXPENSES:
 Research and development costs                                381,245           308,162           290,537
 Selling, general and administrative expenses                2,950,660         2,678,087         2,082,494
                                                            ----------        ----------        ----------

      Total operating expenses                               3,331,905         2,986,249         2,373,031
                                                            ----------        ----------        ----------

INCOME (LOSS) FROM OPERATIONS                                  227,080          (222,459)          (41,062)

INTEREST EXPENSE                                               (53,467)          (59,313)          (51,664)

OTHER INCOME                                                    28,377            50,732            45,798
                                                            ----------        ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                              201,990          (231,040)          (46,928)

PROVISION FOR INCOME TAXES                                      40,000              -                2,000
                                                            ----------        ----------        ----------

NET INCOME (LOSS)                                           $  161,990        $ (231,040)       $  (48,928)
                                                            ==========        ==========        ==========

NET INCOME (LOSS) PER SHARE                                 $     0.10        $    (0.16)       $    (0.03)
                                                            ==========        ==========        ==========
WEIGHTED AVERAGE COMMON AND
 EQUIVALENT SHARES                                           1,659,355         1,413,981         1,401,078
                                                            ==========        ==========        ==========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------



                                                                   Capital in
                                               Common Stock        Excess of     Accumulated       Treasury Stock
                                             Shares      Amount    Par Value       Deficit       Shares      Cost        Total
BALANCE, SEPTEMBER 1, 1993                 1,379,985   $ 13,800   $ 4,621,664    $ (3,362,121)        -  $      -      $ 1,273,343

  Stock issued upon exercise of
    stock warrants                            62,684        627        46,386               -         -         -           47,013

  Purchase of treasury stock                       -          -             -               -    19,000   (19,602)         (19,602)

  Net loss                                         -          -             -         (48,928)        -         -          (48,928)
                                           ---------   --------   -----------    ------------    ------  --------      -----------

BALANCE, AUGUST 31, 1994                   1,442,669     14,427     4,668,050      (3,411,049)   19,000   (19,602)       1,251,826

  Purchase of treasury stock                       -          -             -               -    16,000   (19,042)         (19,042)

  Net loss                                         -          -             -        (231,040)        -         -         (231,040)
                                           ---------   --------   -----------    -------------   ------  --------      -----------

BALANCE, AUGUST 31, 1995                   1,442,669     14,427     4,668,050      (3,642,089)   35,000   (38,644)       1,001,744

   Stock issued upon exercise of
       stock warrants                         16,200        162        11,988               -         -         -           12,150

   Issuance of stock warrants                      -          -        11,000               -         -         -           11,000

   Stock issued in a private placement        68,182        682        88,375               -         -         -           89,057

   Net income                                      -          -             -         161,990         -         -          161,990
                                           ---------   --------   -----------    ------------    ------  --------      -----------

BALANCE, AUGUST 31, 1996                   1,527,051   $ 15,271   $ 4,779,413    $ (3,480,099)   35,000  $(38,644)     $ 1,275,941
                                           =========   ========   ===========    ============    ====== =========      ===========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


                                        1996            1995            1994
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)                  $ 161,990       $(231,040)      $ (48,928)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Depreciation and amortization      247,851         264,666         266,152
    Stock warrants issued for
     professional services              11,000            -               -
    Changes in operating assets
     and liabilities:
        Accounts receivable            (95,550)       (148,332)       (148,253)
        Inventories                   (204,535)       (120,575)          8,724
        Other current assets           (37,367)         (6,877)          1,398
        Accounts payable and
         accrued expenses              212,705         268,233          69,146
        Income taxes payable            40,000          (2,000)          2,000
                                     ---------       ---------       ---------
        Net cash provided
         by operating activities       336,094          24,075         150,239
                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
  Net purchase of equipment and
   furniture                          (139,033)        (35,429)        (78,434)
  Other assets                           2,986           1,850          25,528
                                     ---------       ---------       ---------

        Net cash used in investing
         activities and other         (136,047)        (33,579)        (52,906)
                                     ---------       ---------       ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Additions to debt obligations         35,000            -             20,275
  Issuance of common stock             101,207            -             47,013
  Purchase of treasury stock              -            (19,042)        (19,602)
  Payments of debt obligations        (107,321)       (142,305)       (100,191)
                                     ---------       ---------       ---------

        Net cash provided by
         (used in) financing
         activities                     28,886        (161,347)        (52,505)
                                     ---------       ---------       ---------

CASH AND EQUIVALENTS - Increase
 (decrease) during the year            228,933        (170,851)         44,828

BALANCES, BEGINNING OF YEAR            327,812         498,663         453,835
                                     ---------       ---------       ---------

BALANCES, END OF YEAR                $ 556,745       $ 327,812       $ 498,663
                                     =========       =========       =========

SUPPLEMENTARY DISCLOSURE OF
CASH FLOW
  INFORMATION - Interest paid        $  53,467       $  59,313       $  51,371
                                     =========       =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS - Equipment
 acquired under capitalized leases   $  39,508       $  55,000       $  47,590
                                     =========       =========       =========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES

   Description of the Business - International Electronics, Inc. and subsidiary (the "Company") designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

   Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Ecco Industries, Inc. ("Ecco"). All material intercompany transactions, balances and profits have been eliminated.

   Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

   Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which constitute financial instruments approximate their recorded value.

   Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The majority of the Company's cash is maintained with a large commercial bank. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see Note 10).

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Allowances are made for slow-moving, obsolete, unsalable or unusable items.

   Equipment and Furniture - Equipment and furniture are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to equipment and furniture. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the applicable assets, including capital leases.

                                                         Estimated
                                                           Lives

     Machinery and equipment                             3-5 years
     Office furniture and equipment                      3-7 years

    Goodwill and Other Intangibles - Goodwill and other intangibles are amortized over five- to ten-year periods.

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which will be effective for the fiscal year ending August 31, 1997. SFAS No. 121 requires that long-lived assets, certain identifiable intangibles, and goodwill to be held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not completed evaluating the impact that the adoption of this standard will have on its 1997 financial statements.

    Significant Estimates and Assumptions - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue Recognition - Revenue from product sales is recognized upon shipment. An allowance for estimated future returns is recorded at the time revenue is recognized based on the Company's historical experience. Estimated product warranty costs are also provided for at the time of sale.

    Research and Development Costs - All research and development costs are charged to operations as incurred.

    Net Income (Loss) Per Share - Net income (loss) per share is computed based on the weighted average common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of stock options and warrants. Primary income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding based on the average market price of the Company's common stock (under the treasury stock method). Income (loss) per share, on a fully diluted basis, is computed as described above utilizing the higher of the ending or average market price of the Company's common stock. Primary and fully diluted income (loss) per share are the same for each year.

    Employee Stock-Based Compensation - The Company uses the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee stock-based compensation plans.

    Nonemployee Stock-Based Compensation - During the year ended August 31, 1996, the Company adopted the provisions of SFAS No. 123 relating to the accounting for awards of stock-based compensation to nonemployees. Accordingly, stock-based compensation awarded to nonemployees subsequent to December 15, 1995 is accounted for using the "fair value" method. Stock-based compensation awarded to nonemployees on or prior to December 15, 1995 was accounted for using the "intrinsic value" method. The effect of adopting SFAS No. 123, was to reduce income before income taxes for the year ended August 31, 1996 by $11,000.

    Reclassifications - Certain reclassifications have been made to prior year's financial statements to conform to the 1996 presentation.

2.  INVENTORIES

    Inventories at August 31 consist of the following:


                                                           1996       1995

       Raw materials and subassemblies                   $645,275   $430,428
       Work in process                                     76,821     54,083
       Finished goods                                     106,352    139,402
                                                        ---------  ---------

                                                         $828,448   $623,913
                                                        =========  =========

3.  EQUIPMENT AND FURNITURE

    Equipment and furniture at August 31 are summarized as follows:

                                                           1996       1995

       Machinery and equipment                           $620,619   $532,023
       Office furniture and equipment                     494,160    407,241
                                                       ----------  ---------

                                                        1,114,779    939,264

       Less accumulated depreciation and amortization    (813,479)  (658,938)
                                                       ----------  ---------

                                                         $301,300   $280,326
                                                       ==========  =========

4.  ACCRUED EXPENSES

    Accrued expenses at August 31 consist of:


                                                           1996       1995

       Payroll and related amounts                       $168,172   $130,421
       Warranty                                           386,199    118,820
       Professional fees                                  113,048     91,801
       Other                                               35,714     90,347
                                                       ----------  ---------

                                                         $703,133   $431,389
                                                       ==========  =========

5.   LONG-TERM OBLIGATIONS

     Long-term obligations at August 31 are summarized as follows:

                                                              1996       1995
 Federal Deposit Insurance Corporation agreement            $385,091   $406,192
 Capitalized lease obligations, 11 - 18%, due through
  April 2001 (Note 6)                                         66,793     80,740
 Collateralized 9 - 13% equipment loans, final payments
  through July 1998                                           23,083     20,848
 Other                                                        14,000     14,000
                                                            --------   --------

                                                             488,967    521,780

Less current portion                                         (79,516)   (69,095)
                                                            --------   --------

                                                            $409,451   $452,685
                                                            ========   ========

     Federal Deposit Insurance Corporation ("FDIC") Agreement - The renegotiated agreement with the FDIC in December 1994 provided for repayment of $35,000 prior to October 1994, with payments on the remaining balance of $430,000, utilizing a 20-year amortization with payment in full at December 31, 1997. The debt is collateralized by all of the Company's assets with interest at the prime rate plus 1% and has been personally guaranteed by an officer of the Company (see Note 8).

     The aggregate principal payments on long-term obligations, excluding capital leases, are $38,583 in 1997 and $383,591 in 1998.

     Capital lease and equipment loans are collateralized by the related equipment with a carrying value of approximately $78,000.

6.   COMMITMENTS

     Leases - The Company leases an administrative and production facility under an operating lease which expires in April 1997. The Company is responsible for certain real estate taxes, utilities and maintenance costs. Total rental expense for operating leases for the years ended August 31, 1996, 1995 and 1994 amounted to $102,198, $81,235 and $78,245, respectively.

     The Company leases certain equipment under capital leases and, accordingly, the present value of the net minimum payments has been reflected in equipment and furniture and capitalized lease obligations.

     Future minimum lease payments, under noncancelable lease terms in excess of one year at August 31, 1996, are as follows:

       1997                                                 $ 45,711
       1998                                                    9,800
       1999                                                    7,250
       2000                                                    7,250
       2001                                                    4,229
                                                            --------

       Total minimum lease payments                           74,240

       Less interest                                          (7,447)
                                                            --------

       Net minimum lease payments                             66,793

       Less current portion                                  (40,933)
                                                            --------

       Long-term portion                                    $ 25,860
                                                            ========

     Employment Agreements - The Company has employment agreements with two officers of the Company providing minimum annual aggregate compensation of $235,000 in 1997, $135,000 in 1998 and 1999, and $45,000 in 2000.

7.   INCOME TAXES

     The provision for income taxes is comprised of the following:

                                           1996        1995         1994

     Current:
       Federal                           $ 4,000      $   -        $  -
       State                              36,000          -         2,000
                                         -------      -------      ------

                                         $40,000      $   -        $2,000
                                         =======      =======      ======

     The Company's effective tax rate differs from the statutory federal income tax rate due to the following:

                                                                              1996       1995        1994
       Statutory income tax rate                                              34.0 %     (34.0)%     (34.0)%
       State income taxes, net of federal benefit                             11.8          -          2.8
       Effect of graduated federal rates                                        -         (5.1)      (19.4)
       Differences between financial reporting and tax return:
         Depreciation and amortization                                         5.2         3.0        (2.2)
         Amortization of goodwill                                             14.6        18.7       103.8
         Cash basis adjustment                                               (11.1)        6.2        (4.7)
         Differences between book and tax reserves                            59.4        17.8        44.9
       Federal alternative minimum tax                                         1.3          -           -
       Utilization of federal net operating loss carryforwards and tax
         credits                                                            (100.5)       (9.4)      (91.6)
       Other                                                                   5.1         2.8         4.7
                                                                           -------     -------     -------
       Effective tax rate                                                     19.8 %        -  %       4.3 %
                                                                           =======     =======     =======

     As of August 31, 1996, the Company, has net operating loss carryforwards for financial reporting and income tax purposes of approximately $2,249,000, expiring in varying amounts from 1998 to 2008 (primarily 1998 to 2005). Aggregate investment and research and development credit carryforwards of $48,000 at August 31, 1996 expire in varying amounts through the year 2004. The Company also has $597,000 of federal net operating loss carryforwards and $76,000 of tax credits which are limited to use against income of Ecco.

     Net operating loss carryforwards are limited in the event of certain circumstances, including significant changes in ownership interests. Upon completion of the Company's 1987 public offering and 1990 acquisition of Ecco, the maximum net operating loss carryforward that may be used in any year for losses incurred prior to the aforementioned events is approximately $212,000. However, use of the Company's net operating loss carryforwards, incurred since the completion of the 1987 offering and 1990 acquisition, approximating $1,010,000, will not be limited in any year.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances have been recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of these assets.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                           1996          1995
       Deferred tax assets (liabilities):
        Net operating loss carryforwards              $   975,000   $ 1,174,000
        Tax credits                                       124,000       124,000
        Accounts receivable reserves                       37,000        28,000
        Inventory and related reserves                    205,000        91,000
        Other                                             (28,000)       19,000
        Depreciation                                        5,000        (5,000)
        Valuation allowance                            (1,318,000)   (1,431,000)
                                                      -----------   -----------
                                                      $     -       $     -
                                                      ===========   ===========

8.   CAPITAL TRANSACTIONS

     Common Stock - In January 1996, the Company sold, in a private placement, 68,182 shares of restricted common stock for net proceeds of $89,057 with issuance costs of $943.

     Stock Options - In 1983, the Company approved and reserved 9,524 shares of common stock for an incentive stock option plan for key employees. No option may be granted to any employee who owns in excess of 10% of the total outstanding voting stock. No option granted under the plan shall have a term in excess of ten years. The purchase price per share for the stock options shall not be less than the fair market value of the common stock at the time of grant.

     Since 1988, the Company has approved and reserved shares of common stock for nonqualified stock option plans for the benefit of certain employees, nonemployee directors, and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the "Committee"), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All employee options vest at the rate of 25% per year with the exception of options issued to certain officers and nonemployee directors with vesting provisions established by the Committee. At August 31, 1996, 32,905 shares remain available for future grants.

     A summary of activity of the stock option plans is as follows:

                                                        Shares        Price
       Outstanding, September 1, 1993                   155,909   $ .75 - $13.13
         Granted                                        119,700     .72 -   1.25
         Canceled                                       (14,936)    .75 -  13.13
                                                       --------
       Outstanding, August 31, 1994                     260,673     .72 -   6.48
         Granted                                         26,500     .90 -   1.13
         Canceled                                       (15,600)    .75 -   2.07
                                                       --------
       Outstanding, August 31, 1995                     271,573     .72 -   6.48
         Granted                                         84,200    1.36 -   1.83
         Canceled                                       (41,739)    .72 -   6.48
                                                       --------
       Outstanding, August 31, 1996                     314,034   $ .72 - $ 6.48
                                                       ========   ==============

     The following table summarizes information concerning outstanding and exercisable options as of August 31, 1996:

                                        Options Outstanding                      Options Exercisable
                          ------------------------------------------------  -------------------------------
                                             Weighted
                                             Average
                                             Remaining
                                            Contractual        Weighted                        Weighted
         Range of               Number         Life            Average         Number          Average
      Exercise Price(s)      Outstanding      (Years)       Exercise Price  Exercisable     Exercise Price
       $ .72 - $1.00           102,250          5.66           $  .82          82,375           $ .81
        1.01 -  2.00           167,913          7.82             1.38          61,250            1.39
            2.07                43,500          5.85             2.07          43,500            2.07
            6.48                   371          3.79             6.48             371            6.48
                               -------                                        -------
                               314,034                                        187,496
                               =======                                        =======

     Stock Warrants - In November 1993 and August 1994, the Company granted aggregate warrants to a financial consultant to purchase 2,000 shares of common stock at exercise prices ranging from $.72 to $.88 per share, exercisable for a ten-year period.

     In December 1994, the Company granted warrants to an officer of the Company to purchase 25,000 shares of common stock at an exercise price of $.74 per share, exercisable for a ten-year period, in exchange for a personal guarantee of certain debt. In September 1995, the Company granted warrants to a financial consultant to purchase 1,000 shares of common stock at an exercise price of $1.36 per share, exercisable for a ten-year period.

     Stock Warrants (Continued) - In January 1996, the Company granted warrants to a public relations firm to purchase 10,000 shares of common stock at an exercise price of $1.65 per share exercisable for a ten-year period. Pursuant to SFAS No. 123, the Company recorded an expense of $11,000 for the year ending August 31, 1996 in connection with the issuance of these warrants.

     All of the Company's outstanding warrants are currently exercisable. The Company has granted rights to certain warrant holders with respect to the registration of such shares underlying the warrants with the Securities and Exchange Commission.

     The following is a summary of transactions relating to the Company's outstanding common stock warrants:

                                                                                       Private
                                                       Consultants        Debt        Placements         Total

        Outstanding, September 1, 1993                     49,850          2,512         85,584         137,946
          Exercised                                           -              -          (62,684)        (62,684)
          Expired                                         (11,612)           -              -           (11,612)
          Granted                                           2,000            -              -             2,000
                                                          -------        -------        -------         -------

        Outstanding, August 31, 1994                       40,238          2,512         22,900          65,650
          Expired                                             -              -           (6,700)         (6,700)
          Granted                                             -           25,000            -            25,000
                                                          -------        -------        -------         -------

        Outstanding, August 31, 1995                       40,238         27,512         16,200          83,950
          Exercised                                           -              -          (16,200)        (16,200)
          Granted (weighted average
          fair value of $1.12)                             11,000            -              -            11,000
                                                          -------        -------        -------         -------

        Outstanding, August 31, 1996
          (weighted average exercise
          price of $1.13)                                  51,238         27,512            -            78,750
                                                          =======        =======        =======         =======

        Exercise price(s)                            $.72 - $2.07    $.74 - $.99        $   -      $.72 - $2.07
                                                     ============    ===========        =======    ============

     Employee Stock-Based Compensation - With respect to employee stock-based compensation the Company has adopted the disclosure only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying financial statements for employee stock-based compensation awarded under employee stock option plans. If compensation cost had been determined for awards granted commencing September 1, 1995 under the Company's employee stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and net income per share for the year ending
     August 31, 1996 would have decreased to the pro forma amounts indicated below:

        Net income - as reported                              $161,990
        Net income - pro forma                                 141,458
        Net income per share - as reported                        0.10
        Net income per share - pro forma                          0.09

     The pro forma amounts do not include any adjustment for compensation expense that would have been recorded in the current fiscal year for employee stock-based awards made prior to September 1, 1995 or for nonemployee stock-based awards made on or prior to December 15, 1995. Accordingly, the pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with an assumed risk-free interest rate of seven percent, an expected life of five years, an expected volatility of eighty percent, and assumes no dividends will be paid.

     Common Stock Reserved:

                                                                  Shares
        Stock warrants                                            78,750
        Stock options                                            346,939
                                                                 -------

                                                                 425,689
                                                                 =======

9.   BENEFIT PLAN

     Commencing in 1996, the Company began sponsoring a savings plan for its employees which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from the Company are made at the discretion of the Board of Directors. The Company has made no contributions to the 401(k) plan.

10.  VENDORS, CUSTOMER AND INTERNATIONAL SALES

     The Company is dependent upon sole source suppliers for a number of key components of its products. There can be no assurance that these suppliers will be able to meet the Company's future requirements for such components or that the components will be available at favorable terms. Any extended interruption in the supply of any such components or any significant price increase could have a material adverse effect on the Company's operating results in any given period.

     Sales to one customer accounted for 33%, 30% and 26% of total net sales in 1996, 1995 and 1994, respectively. The accounts receivable from this customer amounted to approximately $207,000 and $291,000 at August 31, 1996 and 1995, respectively.

     The Company sources a significant amount of components and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. International sales, primarily to Canada, Europe and Asia were approximately $1,057,000 in 1996, $763,000 in 1995 and $597,000 in 1994.

11.  OTHER INCOME

     Other income consists of the following:
                                                 1996          1995         1994

       Interest                               $ 6,641       $ 6,454      $ 6,667
       Commissions                             21,736        31,713       33,931
       Other                                        -        12,565        5,200
                                              -------       -------      -------

                                              $28,377       $50,732      $45,798
                                              =======       =======      =======

                                  * * * * * *

                                                                     SCHEDULE II


INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                       Additions
                                                Balance at     Charged to     Charged to                   Balance at
                                                Beginning      Costs and        Other        Deductions      End of
               Description                       of Year       Expenses        Accounts         (A)           Year

Allowance for doubtful accounts and returns:

  August 31, 1996                                $113,000       $ 44,000        $    -        $(26,000)      $131,000

  August 31, 1995                                  59,000        132,000             -         (78,000)       113,000

  August 31, 1994                                  57,000         14,000             -         (12,000)        59,000


(A)  Net write-offs of bad debts (net of recoveries).