Form 10QSB
period 1996-11-30
INTERNATIONAL ELECTRONICS INC
filed 1997-01-10
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended             November 30, 1996
                 ------------------------------------------------------------


Commission File Number            2-91218-B
                      -------------------------------------------------------



                        International Electronics, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



          Massachusetts                                    04-2654231
-------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)



               427 Turnpike Street, Canton, Massachusetts           02021
-------------------------------------------------------------------------------
            (Address of principal executive offices)              (Zip Code)



                                (617) 821-5566
-------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)



                                  Not applicable
-------------------------------------------------------------------------------
             (former name, former address and former fiscal year,
                         if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES  X       NO
                      ------      ------


          1,492,551 common shares were outstanding at January 5, 1997.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.    Financial Information:                                                     Page No.
                                                                                      --------

           Item 1:  Financial Statements (unaudited)
                    -------------------------------

           Condensed Consolidated Balance Sheets, November 30, 1996
           and August 31, 1996                                                             2

           Condensed Consolidated Statements of Operations, three months
           ended November 30, 1996 and 1995                                                3

           Condensed Consolidated Statement of Shareholders' Equity,
           three months ended November 30, 1996                                            4

           Condensed Consolidated Statements of Cash Flows, three
           months ended November 30, 1996 and 1995                                         5

           Notes to Condensed Consolidated Financial Statements                          6-8

           Item 2:   Management's Discussion and Analysis of
                     ---------------------------------------
                     Financial Condition and Results of Operations                      9-13
                     ---------------------------------------------

Part II.  Other Information:

          Item 6: Exhibits and Reports on Form 8-K                                        14
                  --------------------------------

          Signature                                                                       14
          ---------

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                    ----------------------------------------
                                  (unaudited)
                                  -----------

                                        Nov. 30, 1996   August 31, 1996
                                        --------------  ----------------

ASSETS
------
Current assets:
 Cash and equivalents                     $   603,522       $   556,745
 Accounts receivable, net                   1,036,484           932,255
 Inventories                                  793,723           828,448
 Other current assets                         138,349           141,818
                                          -----------       -----------
 Total current assets                       2,572,078         2,459,266

Equipment, furniture and
 improvements, net                            318,001           301,300
Other assets:
 Goodwill and other intangibles, net          302,742           325,313
 Other                                         25,441            14,299
                                          -----------       -----------
                                              328,183           339,612
                                          -----------       -----------
                                          $ 3,218,262       $ 3,100,178
                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------
Current liabilities:
 Accounts payable                         $   572,602       $   592,137
 Accrued expenses                             831,196           703,133
 Income taxes                                  16,000            40,000
 Current portion of long-term
   obligations                                 73,831            79,516
                                          -----------       -----------
 Total current liabilities                  1,493,629         1,414,786

Long-term obligations                         417,984           409,451
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,527,551 and
   1,527,051 shares                            15,276            15,271
 Capital in excess of par value             4,781,988         4,779,413
 Accumulated deficit                       (3,451,971)       (3,480,099)
 Less treasury stock, at cost:
   35,000 shares                              (38,644)          (38,644)
                                          -----------       -----------
   Total shareholders' equity               1,306,649         1,275,941
                                          -----------       -----------
                                          $ 3,218,262       $ 3,100,178
                                          ===========       ===========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              ---------------------------------------------------
                                  (unaudited)
                                  -----------


                                        Three months ended
                                  ------------------------------
                                  Nov. 30, 1996   Nov. 30, 1995
                                  --------------  --------------

Net sales                            $2,298,156      $1,945,323

Cost of sales                         1,367,829       1,133,372
                                     ----------      ----------

Gross profit                            930,327         811,951

Research and development costs          114,118          72,765

Selling, general and
administrative expenses                 763,488         694,839
                                     ----------      ----------

Income from operations                   52,721          44,347

Interest expense                        (12,046)        (14,026)

Other income                              3,453           4,948
                                     ----------      ----------

Income before taxes                      44,128          35,269

Provision for taxes                      16,000           5,000
                                     ----------      ----------

Net income                           $   28,128      $   30,269
                                     ==========      ==========

Net income per share                       $.02            $.02
                                     ==========      ==========

Weighted average number
of common and equivalent
shares outstanding                    1,720,894       1,407,669
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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

         CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
         -------------------------------------------------------------
                                  (unaudited)


                           Common Stock     Capital in                Treasury Stock
                        ------------------  excess of   Accumulated   ---------------
                         Shares    Amount   par value     Deficit     Shares      Cost         Total
                        ---------  -------  ----------  ------------  ------     -----         -----

Balances,
September 1, 1996       1,527,051  $15,271  $4,779,413  ($3,480,099)  35,000    ($38,644)  $1,275,941

Stock issued upon
exercise of employee
stock options                 500        5         675            -        -           -          680

Issuance of
stock warrants                  -        -       1,900            -        -           -        1,900

Net income                      -        -           -       28,128        -           -       28,128

Balances,
                        ---------  -------  ----------  -----------   ------   ---------   ----------
November 30, 1996       1,527,551  $15,276  $4,781,988  ($3,451,971)  35,000    ($38,644)  $1,306,649
                        =========  =======  ==========  ===========   ======   =========   ==========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
              ----------------------------------------------------
                                  (unaudited)

                                                         Three months ended
                                                   ------------------------------
                                                   Nov. 30, 1996   Nov. 30, 1995
                                                   --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                          $  28,128        $ 30,269
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                          61,241          54,874
   Changes in operating assets and liabilities:
      Accounts receivable                               (104,229)        (76,035)
      Inventories                                         34,725         (40,783)
      Other current assets                                 3,469          17,917
      Income taxes                                       (24,000)          5,000
      Accounts payable and accrued
        expenses                                         108,528          66,998
                                                       ---------        --------
      Net cash provided by
        operating activities                             107,862          58,240

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
AND  OTHER:
   Net purchase of equipment,
     furniture and improvements                          (25,645)        (16,831)
   Other assets                                          (11,142)            300
                                                       ---------        --------
   Net cash used in investing
     activities and other                                (36,787)        (16,531)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Reduction of notes payable and debt
     obligations                                         (26,878)        (18,826)
   Issuance of common stock and
     warrants                                              2,580               -
                                                       ---------        --------
   Net cash used in financing activities                 (24,298)        (18,826)


CASH  AND  EQUIVALENTS:
   Net increase during period                             46,777          22,883
   Balances, beginning of period                         556,745         327,812
                                                       ---------        --------
   Balances, end of period                             $ 603,522        $350,695
                                                       =========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:
   Equipment acquired under capitalized leases         $  29,726        $      -

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (unaudited)
                                  -----------


A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 1996 and the results of operations for the three months then ended.

   Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1996.

B. Net Income per Share:
   ---------------------

   Net income per share for the three months ended November 30, 1996 is based on the weighted average common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants. Primary income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding based on the average market price of the Company's common stock (under the treasury stock method). Income per share, on a fully diluted basis, is computed as described above utilizing the higher of the ending or average market price of the Company's common stock. Primary and fully diluted income per share are the same for the three months ended November 30, 1996. Net income per share for the three months ended November 30, 1995 assuming full dilution has not been presented because the dilutive effect is not material.

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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (continued)
                                  -----------
                                  (unaudited)


E.    Long-term Obligations:
      ----------------------
      Long-term obligations are summarized as follows:

                                             Nov. 30, 1996   Aug. 31, 1996
                                             --------------  --------------

    Federal Deposit Insurance Corporation
    Agreement                                     $379,816        $385,091

    11-18% capitalized lease obligations,
    due through April, 2001 (Note F)                85,363          66,793

    Other                                           14,000          14,000

    9-13% equipment loans, collateralized
    by equipment, final payment due
    July, 1998                                      12,636          23,083
                                                  --------        --------
                                                   491,815         488,967

    Less current portion                           (73,831)        (79,516)
                                                  --------        --------
                                                  $417,984        $409,451
                                                  ========        ========

   Federal Deposit Insurance Corporation (FDIC) Agreement - The renegotiated
   ------------------------------------------------------
   agreement with the FDIC in December 1994 provided for repayment of $35,000 prior to October 1994, with payments on the remaining balance of $430,000 utilizing a 20-year amortization with payment in full at December 31, 1997. The debt is collateralized by all of the Company's assets with interest at the prime rate plus 1% and has been personally guaranteed by an officer of the Company.

   The aggregate principal payments on long-term obligations, excluding capital leases are $29,599 (1997) and $376,853 (1998).

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

   Future minimum capital lease payments under non-cancelable lease terms in excess of one year at November 30, 1996 are as follows:

          1997                         $ 53,666
          1998                           20,041
          1999                           16,843
          2000                            7,250
          2001                            3,021
                                       --------
       Total minimum lease payments     100,821

       Less interest                    (15,458)
                                       --------
       Net minimum lease payments        85,363

       Less current portion             (44,232)
                                       --------
       Long-term portion               $ 41,131
                                       ========

G. Capital Transactions:
   ---------------------

   In September 1996, the Company granted warrants to two officers to purchase an aggregate 19,000 shares of common stock at an exercise price of $2.12 per share exercisable for a ten-year period. Each of the warrants were assigned a value of $.10 per share to be paid by the officers.

                    Management's Discussion and Analysis of
                    ----------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of November 30, 1996, the Company had working capital of $1,078,449 compared to $1,044,480 at August 31, 1996. The ratio of current assets to current liabilities was 1.7 at both November 30, 1996 and August 31, 1996. The debt to equity ratio was 1.5 at November 30, 1996 as compared to 1.4 at August 31, 1996. The increase in working capital is primarily the result of the Company's operating cash flow for the first quarter of fiscal 1997. The increase in the debt to equity ratio is primarily a result of an increase in accrued warranty expenses.

Net capital expenditures were $55,371 and $16,831 for the three months ended November 30, 1996 and 1995, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $550,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

As of November 30, 1996, the Company had indebtedness of approximately $380,000 under an agreement with the Federal Deposit Insurance Corporation ("FDIC"). See Note E to Unaudited Condensed Consolidated Financial Statements. In May, 1991, the Commissioner of Banks of the Commonwealth of Massachusetts declared the Company's bank insolvent, and appointed the FDIC as liquidating agent of the bank. In December, 1994, the Company renegotiated this debt with the FDIC. The revised agreement provides for repayment of the then current balance utilizing a 20-year amortization with payment in full at December 31, 1997, and interest at the prime rate plus 1%.

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

Results of Operations
---------------------

Net sales for the first quarter of fiscal 1997 increased 18% as compared to the first quarter of fiscal 1996. The increase in sales for the first quarter of fiscal 1997 primarily reflects increases in access control and keypad sales, offset in part by a reduction in glassbreak detector and voice verification product sales.

The ratio of gross profit to sales for the three months ended November 30, 1996 and 1995 were 40% and 42%, respectively. The decrease is primarily the result of product mix.

Research and development expenses were $114,118 and $72,765 for the three months ended November 30, 1996 and 1995, respectively. The increase in costs is primarily due to the hiring of additional personnel and related expenses.

As a percentage of net sales, selling, general and administrative expenses were 33% and 36% for the three months ended November 30, 1996 and 1995, respectively. The decrease in expenses, as a percentage of net sales, is the result of increased productivity from sales personnel.

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)


The provision for income taxes for the first quarter of fiscal 1997 represents foreign, federal alternative minimum taxes and state tax expense. The Company's effective income tax rate for 1997 of 36% was less than the combined federal and state statutory rate, primarily as a result of the utilization of available net operating loss carryforwards.

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

LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1995 and 1994, the Company has experienced losses of approximately ($231,000) and ($49,000), respectively. For the year ended August 31, 1996 and three months ended November 30, 1996, the Company had net income of approximately $162,000 and $28,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or additional financing. There can be no assurance that profits will continue or that external funding will be obtainable, if such a need should arise.

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

                    Management's Discussion and Analysis of
                    ----------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)
                                  -----------


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

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)


CONCENTRATION OF CUSTOMERS. Although the Company has a substantial number of customers, a significant portion of the Company's sales are to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 33% of the Company's total net sales for the fiscal year ended August 31, 1996. The Company's agreements with its customers generally do not include minimum purchase requirements. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000.

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

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)
                                  -----------


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

In November, 1996, the NASD proposed higher standards for a company to maintain its stock listing on NASDAQ. If adopted as presently proposed, the new standards would result in the Company's common stock losing its listing on NASDAQ. The procedure for adopting such standards provides that there will be a period of public comment and approval by the SEC. It is expected that the final standards will be effective during the first quarter of calendar 1997.

One of the presently proposed standards include maintaining minimum net tangible shareholders' equity of $2,000,000. As of November 30, 1996, the Company had net tangible shareholders' equity of approximately $1,005,000. If this proposed standard is adopted, the Company would not meet the standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock would no longer be listed on NASDAQ. At the present time, it is not possible to determine what the new standards will be, whether the Company will be able to achieve and/or maintain the proposed standards, and consequently, it is not possible to know whether the Company will be able to have its common stock listed on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares or may have difficulty selling them at a favorable price.

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

Part II.  Other Information
---------------------------

         Item 6.  Exhibits and Reports on Form 8-K
         -------  --------------------------------

                  (a)  Exhibits:
                      ---  ---------

                      (11.1)   Calculation of Net Income Per Share

                      (27)     Financial Data Schedule

                  (b) There were no reports on Form 8-K filed for the
                      three months ended November 30, 1996.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 1/10/97                          /s/  John Waldstein
      -------                         --------------------
                                      John Waldstein, President,
                                      Treasurer & Chief Financial and Accounting
                                      Officer and duly authorized to sign.