Form 10QSB
period 1997-02-28
INTERNATIONAL ELECTRONICS INC
filed 1997-04-11
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended   February 28, 1997
                    -----------------


Commission File Number  2-91218-B
                        ---------



                        International Electronics, Inc.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)



            Massachusetts                            04-2654231
            -------------                            ----------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)         Identification Number)



         427 Turnpike Street, Canton, Massachusetts      02021
         ------------------------------------------      -----
          (Address of principal executive offices)     (Zip Code)



                                (617) 821-5566
                                --------------
               (Issuer's telephone number, including area code)


                                Not applicable
                                --------------
  (former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES    X    NO
                        ----       ----

          1,492,551 common shares were outstanding at April 2, 1997.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.   Financial Statements (unaudited)
          --------------------------------

          Condensed Consolidated Balance Sheets, February 28, 1997
          and August 31, 1996                                                    2

          Condensed Consolidated Statements of Operations, three and six
          months ended February 28, 1997 and February 29, 1996                   3

          Condensed Consolidated Statement of Shareholders' Equity,
          six months ended February 28, 1997                                     4

          Condensed Consolidated Statements of Cash Flows, six
          months ended February 28, 1997 and February 29, 1996                   5

          Notes to Condensed Consolidated Financial Statements                 6-8

          Item 2:  Management's Discussion and Analysis of
                   ---------------------------------------------
                   Financial Condition and Results of Operations              9-12
                   ---------------------------------------------

Part II.  Other Information:

          Item 4:  Submission of Matters to a Vote of
                   ----------------------------------
                   Security Holders                                             13
                   ----------------

          Item 6:  Exhibits and Reports on Form 8-K                             13
                   --------------------------------

          Signature                                                             13
          ---------

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                    ----------------------------------------
                                  (unaudited)

                                        Feb. 28, 1997   August 31, 1996
                                        --------------  ----------------

ASSETS
------
Current assets:
 Cash and equivalents                     $   507,856       $   556,745
 Accounts receivable, net                     922,947           932,255
 Inventories                                  841,589           828,448
 Other current assets                         146,408           141,818
                                          -----------       -----------
 Total current assets                       2,418,800         2,459,266

Equipment, furniture and
improvements, net                             354,287           301,300
Other assets:
 Goodwill and other intangibles, net          280,171           325,313
 Other                                         42,156            14,299
                                          -----------       -----------
                                              322,327           339,612
                                          -----------       -----------
                                          $ 3,095,414       $ 3,100,178
                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                         $   835,245       $   592,137
 Accrued expenses                             905,573           703,133
 Income taxes                                  23,000            40,000
 Current portion of long-term
   obligations                                 40,516            79,516
                                          -----------       -----------
 Total current liabilities                  1,804,334         1,414,786

Long-term obligations                          54,207           409,451
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,527,551 and 1,527,051
   shares                                      15,276            15,271
 Capital in excess of par value             4,781,988         4,779,413
 Accumulated deficit                       (3,521,747)       (3,480,099)
 Less treasury stock, at cost:
   35,000 shares                              (38,644)          (38,644)
                                          -----------       -----------
   Total shareholders' equity               1,236,873         1,275,941
                                          -----------       -----------
                                          $ 3,095,414       $ 3,100,178
                                          ===========       ===========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              ---------------------------------------------------
                                  (unaudited)


                                        Three months ended              Six months ended
                                  ------------------------------  -----------------------------
                                  Feb. 28, 1997   Feb. 29, 1996   Feb 28, 1997   Feb. 29, 1996
                                  --------------  --------------  -------------  --------------

Net sales                            $2,186,681      $2,045,554     $4,484,837      $3,990,877

Cost of sales                         1,326,251       1,192,180      2,694,080       2,325,552
                                     ----------      ----------     ----------      ----------

Gross profit                            860,430         853,374      1,790,757       1,665,325

Research and development costs          136,763          87,694        250,881         160,459

Selling, general and
administrative expenses                 793,532         693,556      1,557,020       1,388,395
                                     ----------      ----------     ----------      ----------

Income (loss) from operations           (69,865)         72,124        (17,144)        116,471

Interest expense                        (12,020)        (13,062)       (24,066)        (27,088)

Other income                              7,661           7,218         11,116          12,166
                                     ----------      ----------     ----------      ----------

Income (loss) before
extraordinary gain and taxes            (74,224)         66,280        (30,094)        101,549

Extraordinary gain, net of
income tax expense of $1,000             10,446               -         10,446               -
                                     ----------      ----------     ----------      ----------

Income (loss) before taxes              (63,778)         66,280        (19,648)        101,549

Provision for taxes                       6,000          16,000         22,000          21,000
                                     ----------      ----------     ----------      ----------

Net income (loss)                      ($69,778)     $   50,280       ($41,648)     $   80,549
                                     ==========      ==========     ==========      ==========

Net income (loss) per share:
  Income (loss) before
  extraordinary gain                      ($.06)           $.03          ($.04)           $.05

  Extraordinary gain                        .01               -            .01               -
                                     ----------      ----------     ----------      ----------

  Net income                              ($.05)           $.03          ($.03)           $.05
                                     ==========      ==========     ==========      ==========

Weighted average common and
equivalent shares outstanding         1,492,551       1,564,751      1,492,510       1,543,506
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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

         CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
         -------------------------------------------------------------
                                  (unaudited)


                           Common Stock     Capital in                Treasury Stock
                           ------------     excess of   Accumulated  ----------------
                         Shares    Amount   par value     Deficit    Shares     Cost        Total
                        ---------  -------  ----------    --------   ------     -----    -----------

Balances,
September 1, 1996       1,527,051  $15,271  $4,779,413  ($3,480,099)  35,000   ($38,644)  $1,275,941

Stock issued upon
exercise of employee
stock options                 500        5         675         -        -          -             680

Issuance of stock
warrants                     -        -          1,900         -        -          -           1,900

Net loss                     -        -           -         (41,648)    -          -         (41,648)
                        ---------  -------  ----------  ------------  ------   ---------  ----------
Balances,
February 28, 1997       1,527,551  $15,276  $4,781,988  ($3,521,747)  35,000   ($38,644)  $1,236,873
                        =========  =======  ==========  ============  ======   =========  ==========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
              ----------------------------------------------------
                                  (unaudited)

                                                         Six months ended
                                                   -----------------------------
                                                   Feb. 28,1997   Feb. 29, 1996
                                                   -------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income (loss)                                   ($41,648)      $  80,549
   Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization                        130,766         116,351
   Changes in operating assets and liabilities:
      Accounts receivable                                 9,308        (105,454)
      Inventories                                       (13,141)        (81,439)
      Other current assets                               (4,590)         18,024
      Income taxes                                      (17,000)         21,000
      Accounts payable and accrued
        expenses                                        445,548         139,830
                                                      ---------       ---------
      Net cash provided by
        operating activities                            509,243         188,861

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
AND  OTHER:
   Net purchase of equipment,
      furniture and improvements                       (108,885)        (70,342)
   Goodwill and other intangibles and
     other assets                                       (27,857)          2,258
                                                      ---------       ---------
   Net cash used in investing
     activities and other                              (136,742)        (68,084)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Additions of notes payable
     and debt obligations                                     -          29,167
   Issuance of common stock                               2,580          89,057
   Reduction of notes payable and debt
     obligations                                       (423,970)        (38,184)
                                                      ---------       ---------
   Net cash provided by (used in)
     financing activities                              (421,390)         80,040
                                                      ---------       ---------

CASH  AND  EQUIVALENTS:
   Net increase (decrease) during period                (48,889)        200,817
   Balances, beginning of period                        556,745         327,812
                                                      ---------       ---------
   Balances, end of period                            $ 507,856       $ 528,629
                                                      =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:

   Equipment acquired under capitalized leases        $  29,726       $  12,217

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (unaudited)


A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1997 and the results of operations for the three and six months then ended.

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

B. Net Income (Loss) per Share:
   ----------------------------

   Net income (loss) per share is based on the weighted average common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and warrants. Primary income
   (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding based on the average market price of the Company's common stock (under the treasury stock method). Income (loss) per share, on a fully diluted basis, is computed as described above utilizing the higher of the ending or average market price of the Company's common stock. Primary and fully diluted earnings per share are the same for each period.

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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (continued)
                                  (unaudited)


E.  Long-term Obligations:
    ----------------------
    Long-term obligations are summarized as follows:

                                             Feb. 28, 1997   Aug. 31, 1996
                                             --------------  --------------

    Federal Deposit Insurance Corporation
    Agreement                                     $   -           $385,091

    11-18% capitalized lease obligations,
    due through April 2001 (Note G)                 72,333          66,793

    Other                                           14,000          14,000

    13% equipment loan, collateralized
    by equipment, final payment due
    July, 1998                                       8,390          23,083
                                                  --------        --------
                                                    94,723         488,967

    Less current portion                           (40,516)        (79,516)
                                                  --------        --------
                                                  $ 54,207        $409,451
                                                  ========        ========

   Federal Deposit Insurance Corporation (FDIC) Agreement - In February, 1997
   ------------------------------------------------------
   the Company repaid approximately $358,000 representing the balance due the FDIC for the outstanding note originally payable in full on December 31, 1997. The Company recognized an extraordinary gain of $10,446 on this transaction representing a prepayment discount from the FDIC (Note F).

   The aggregate principal payments on long-term obligations as of February 28, 1997, excluding capital leases are $5,762 (1998) and $16,628 (1999).


F.  Bank Arrangements:
    ------------------

    In February 1997, the Company established a bank working capital demand line of credit with borrowings up to $1,000,000 and a $250,000 equipment line of credit. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all the Company's assets are collaterized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, and required minimum current ratio and debt to tangible net worth ratio. As of February 28, 1997, no borrowings have been made under the lines of credit.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (continued)
                                  (unaudited)

G. Capital Lease Commitments:
   --------------------------

   The Company leases certain equipment under capital leases and, accordingly, the present value of the net minimum payments has been reflected in equipment, furniture and improvements and capitalized lease obligations.

   Future minimum capital lease payments under lease terms in excess of one year at February 28, 1997 are as follows:

          1998                         $ 42,588
          1999                           20,041
          2000                           14,712
          2001                            7,250
          2002                            1,208
                                       --------

       Total minimum lease payments      85,799

       Less interest                    (13,466)
                                       --------
       Net minimum lease payments        72,333

       Less current portion             (34,754)
                                       --------
       Long-term portion               $ 37,579
                                       ========

H. Capital Transactions:
   ---------------------

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

                  Management's  Discussion  and  Analysis  of
                  -------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of February 28, 1997, the Company had working capital of $614,466 compared to $1,044,480 at August 31, 1996. The ratio of current assets to current liabilities was 1.3 at February 28, 1997 as compared to 1.7 at August 31, 1996. The debt to equity ratio was 1.5 at February 28, 1997 and 1.4 at August 31, 1996. The decrease in working capital and current ratio are the result of the repayment of the loan due the Federal Deposit Insurance Corporation (FDIC). The increase in the debt to equity ratio is the result of increases in accounts payable and accrued expenses offset in part by a reduction in the FDIC debt.

Capital expenditures were $138,611 and $82,559 for the six months ended February 28, 1997 and February 29, 1996, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $550,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

In February, 1997 the Company repaid approximately $358,000 representing the balance due the FDIC for the outstanding note originally payable on December 31, 1997. In February, 1997 the Company also established two bank lines of credit. The lines of credit are for working capital financing up to $1,000,000 and $250,000 for equipment purchases. See Notes E and F to Unaudited Condensed Consolidated Financial Statements. As of February 28, 1997, the Company had no outstanding borrowings under the lines of credit.

Management believes that its current cash position, together with internally generated funds at present sales levels and its available bank financing, will provide adequate cash reserves to satisfy its cash requirements for the next twelve months. Depending upon whether or not sufficient revenue and working capital is generated from profitable operations, the Company may require external funding. There is no assurance that profits will be generated, or additional external funding will be obtainable, if such a need should arise.

Results of Operations
---------------------

Net sales for the second quarter of fiscal 1997 increased 7% as compared to the second quarter of fiscal 1996. Net sales for the first six months of fiscal 1997 increased 12% as compared to the comparable period of fiscal 1996. The increase in sales for the second quarter and first half of fiscal 1997 primarily reflects increases in access control and keypad sales, offset in part by a reduction in glassbreak detector sales.

The ratio of gross profit to sales for the three months ended February 28, 1997 and February 29, 1996 were 39% and 42%, respectively. The ratio of gross profit to sales for the six months ended February 28, 1997 and February 29, 1996 were 40% and 42%, respectively. The decreases are primarily the result of product mix and an increase in certain manufacturing costs.

The increase in research and development costs for the second quarter and first half of fiscal 1997 as compared to the comparable periods of fiscal 1996 reflect the hiring of additional personnel and related expenses and an increase in contract services.

As a percentage of net sales, selling, general and administrative expenses were 36% and 34% for the three months ended February 28, 1997 and February 29, 1996, respectively and were both 35% for the six months ended February 28, 1997 and February 29, 1996. The increase in expenses is primarily due to an increase in promotional expenses and costs in establishing a European sales office.

The gain on extinguishment of debt for the three and six months ended February 28, 1997 of $10,446 represents a prepayment discount from the FDIC. The provision for income taxes for the second quarter and first half of fiscal 1997 represents foreign, federal alternative minimum taxes and state tax expense.

NEW ACCOUNTING STANDARDS

The Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" will be effective for fiscal 1997. SFAS No. 128 "Earnings per Share" will be effective commencing with the Company's second quarter in fiscal 1998. The Company has not completed evaluating the impact that the adoption of SFAS No. 121 and SFAS No. 128 will have on its financial statements.

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

LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 28, 1997 and the years ended August 31, 1995 and 1994, the Company has experienced losses of approximately ($42,000), ($231,000) and ($49,000), respectively. For the year ended August 31, 1996 the Company had net income of approximately $162,000. There can be no assurance that the Company will be profitible. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or additional financing. There can be no assurance that profits will continue or that external funding will be obtainable, if such a need should arise.

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

In November, 1996, the NASD proposed higher standards for a company to maintain its stock listing on NASDAQ. If adopted as presently proposed, the new standards would result in the Company's common stock losing its listing on NASDAQ. The procedure for adopting such standards provides that there will be a period of public comment and approval by the SEC. It is expected that the final standards will be effective during the second quarter of calendar 1997.

One of the presently proposed standards include maintaining minimum net tangible shareholders' equity of $2,000,000. As of February 29, 1997, the Company had net tangible shareholders' equity of approximately $955,000. If this proposed standard is adopted, the Company would not meet the standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock would no longer be listed on NASDAQ. At the present time, it is not possible to determine what the new standards will be, whether the Company will be able to achieve and/or maintain the proposed standards, and consequently, it is not possible to know whether the Company will be able to have its common stock listed on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares or may have difficulty selling them at a favorable price.

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

Part II.  Other Information
---------------------------

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               On March 27, 1997, the Company held its Special Meeting in Lieu of the Annual Meeting of Shareholders. At the meeting, shareholders elected the following Board of Directors for the ensuing year:

               John Waldstein, Robert Voosen, Heath Paley, Diane Balcom, and Robert Prager.

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                (a) Exhibits

                    11.1  Calculation of net income (loss) per share

                (b) There were no reports on Form 8-K filed for the
                    three months ended February 28, 1997.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 4/11/97                         /s/  John Waldstein
      -------                          -------------------

                                      John Waldstein, President,
                                      Treasurer & Chief Financial and Accounting
                                      Officer and duly authorized to sign.