Form 10QSB
period 1997-05-31
INTERNATIONAL ELECTRONICS INC
filed 1997-07-11
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended          May 31, 1997
                  -------------------------------------------------------


Commission File Number      2-91218-B
                       --------------------------------------------------



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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.YES   X    NO
                                       ---      ---


           1,492,551 common shares were outstanding at July 7, 1997.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.   Financial Statements (unaudited)
          --------------------------------

          Condensed Consolidated Balance Sheets, May 31, 1997
          and August 31, 1996                                                2

          Condensed Consolidated Statements of Operations, three and nine
          months ended May 31, 1997 and 1996                                 3

          Condensed Consolidated Statement of Shareholders' Equity,
          nine months ended May 31, 1997                                     4

          Condensed Consolidated Statements of Cash Flows, nine
          months ended May 31, 1997 and 1996                                 5

          Notes to Condensed Consolidated Financial Statements               6-8

          Item 2: Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations             9-12
                  ---------------------------------------------

Part II.  Other Information:

          Item 6: Exhibits and Reports on Form 8-K                           13
                  --------------------------------

          Signature                                                          13
          ---------

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                    ----------------------------------------
                                  (unaudited)

                                        May 31, 1997   August 31, 1996
                                        -------------  ----------------
ASSETS
------
Current assets:
 Cash and equivalents                    $   387,169       $   556,745
 Accounts receivable, net                    952,209           932,255
 Inventories                               1,094,568           828,448
 Other current assets                        137,934           141,818
                                         -----------       -----------
 Total current assets                      2,571,880         2,459,266

Equipment, furniture and
 improvements, net                           338,424           301,300
Other assets:
 Goodwill and other intangibles, net         257,600           325,313
 Other                                        39,662            14,299
                                         -----------       -----------
                                             297,262           339,612
                                         -----------       -----------
                                          $3,207,566       $ 3,100,178
                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                        $   887,508       $   592,137
 Accrued expenses                            946,020           703,133
 Income taxes                                 32,000            40,000
 Current portion of long-term
  obligations                                 35,506            79,516
                                         -----------       -----------
 Total current liabilities                 1,901,034         1,414,786

Long-term obligations                         57,933           409,451
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
  Authorized 5,984,375 shares
  Issued 1,527,551 and 1,527,051
  shares                                      15,276            15,271
 Capital in excess of par value            4,783,453         4,779,413
 Accumulated deficit                      (3,511,486)       (3,480,099)
 Less treasury stock, at cost:
  35,000 shares                              (38,644)          (38,644)
                                         -----------       -----------
  Total shareholders' equity               1,248,599         1,275,941
                                         -----------       -----------
                                         $ 3,207,566       $ 3,100,178
                                         ===========       ===========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              ---------------------------------------------------
                                  (unaudited)

                                          Three months ended                  Nine months ended
                                          ------------------                  -----------------
                                     May 31, 1997      May 31, 1996      May 31, 1997     May 31, 1996
                                  -------------------  -------------  ------------------  -------------
Net sales                                 $2,334,115     $2,249,281          $6,818,952     $6,240,158

Cost of sales                              1,392,871      1,276,964           4,086,951      3,602,516
                                          ----------     ----------          ----------     ----------

Gross profit                                 941,244        972,317           2,732,001      2,637,642

Research and development costs               132,548        109,056             383,429        269,515

Selling, general and
administrative expenses                      794,191        790,554           2,351,211      2,178,949
                                          ----------     ----------          ----------     ----------

Income (loss) from operations                 14,505         72,707              (2,639)       189,178

Interest expense                              (3,617)       (13,740)            (27,683)       (40,828)

Other income                                   9,375            948              20,489         13,114
                                          ----------     ----------          ----------     ----------

Income (loss) before
extraordinary gain and taxes                  20,263         59,915              (9,833)       161,464

Extraordinary gain, net of
income tax expense of $1,000                       -              -              10,446              -
                                          ----------     ----------          ----------     ----------

Income before taxes                           20,263         59,915                 613        161,464

Provision for taxes                           10,000         24,000              32,000         45,000
                                          ----------     ----------          ----------     ----------

Net income (loss)                         $   10,263     $   35,915            ($31,387)    $  116,464
                                          ==========     ==========          ==========     ==========

Net income (loss) per share:
   Income (loss) before
   extraordinary gain                           $.01           $.02               ($.03)          $.07

   Extraordinary gain                              -              -                 .01              -
                                          ----------     ----------          ----------     ----------

   Net income (loss)                            $.01           $.02               ($.02)          $.07
                                          ==========     ==========          ==========     ==========

Weighted average common and
equivalent shares outstanding              1,656,447      1,739,869           1,492,524      1,627,723
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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

         CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
         -------------------------------------------------------------
                                  (unaudited)

                            Common Stock       Capital in                      Treasury Stock
                            ------------        excess of   Accumulated        --------------
                           Shares     Amount    par value      Deficit         Shares        Cost        Total
                        ------------  -------  ----------  ------------  --------------  ---------  -----------
Balances,
September 1, 1996          1,527,051  $15,271  $4,779,413  ($3,480,099)          35,000  ($38,644)  $1,275,941

Stock issued upon
exercise of employee
stock options                    500        5         675            -                -         -          680

Issuance of stock
options and warrants               -        -       3,365            -                -         -        3,365

Net loss                           -        -           -      (31,387)               -         -      (31,387)
                        ------------  -------  ----------  -----------   --------------  --------   ----------
Balances,
May 31, 1997               1,527,551  $15,276  $4,783,453  ($3,511,486)          35,000  ($38,644)  $1,248,599
                        ============  =======  ==========  ===========   ==============  ========   ==========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
              ----------------------------------------------------
                                  (unaudited)

                                                                  Nine months ended
                                                                  -----------------
                                                             May 31,1997      May 31, 1996
                                                          ------------------  -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income (loss)                                               ($31,387)     $ 116,464
   Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization                                    203,508        179,474
   Changes in operating assets and liabilities:
       Accounts receivable                                          (19,954)       (50,069)
       Inventories                                                 (266,120)      (187,205)
       Other current assets                                           3,884        (14,753)
       Income taxes                                                  (8,000)        45,000
       Accounts payable and accrued
         expenses                                                   538,258        134,303
                                                                  ---------      ---------
       Net cash provided by
         operating activities                                       420,189        223,214

CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
   Net purchase of equipment,
       furniture and improvements                                  (130,593)       (87,626)
   Goodwill and other intangibles and
       other assets                                                 (25,363)         2,986
                                                                  ---------      ---------
   Net cash used in investing
       activities and other                                        (155,956)       (84,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions of notes payable
       and debt obligations                                               -         29,167
   Issuance of common stock, stock
       options and warrants                                           4,045         89,057
   Reduction of notes payable and debt
       obligations                                                 (437,854)       (66,884)
                                                                  ---------      ---------
   Net cash provided by (used in)
       financing activities                                        (433,809)        51,340
                                                                  ---------      ---------

CASH AND EQUIVALENTS:
   Net increase (decrease) during period                           (169,576)       189,914
   Balances, beginning of period                                    556,745        327,812
                                                                  ---------      ---------
   Balances, end of period                                        $ 387,169      $ 517,726
                                                                  =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:
   Equipment acquired under capitalized leases                    $  42,326      $  31,539

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (unaudited)


A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1997 and the results of operations for the three and nine months then ended.

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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (continued)
                                  (unaudited)

E. Long-term Obligations:
   ----------------------

   Long-term obligations are summarized as follows:

                                         May 31, 1997   Aug. 31, 1996
                                         -------------  --------------

Federal Deposit Insurance Corporation
Agreement                                    $      -        $385,091

11-18% capitalized lease obligations,
due through June 2001 (Note G)                 72,421          66,793

Other                                          14,000          14,000

13% equipment loan, collateralized
by equipment, final payment due
July, 1998                                      7,018          23,083
                                             --------        --------
                                               93,439         488,967

Less current portion                          (35,506)        (79,516)
                                             --------        --------
                                             $ 57,933        $409,451
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

   The aggregate principal payments on long-term obligations as of May
   31, 1997, excluding capital leases are $5,949 (1998) and $15,069 (1999).


F. Bank Arrangements:
   ------------------

   In February 1997, the Company established a bank working capital demand line of credit with borrowings up to $1,000,000 and a $250,000 equipment line of credit. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all the Company's assets are collaterized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, and required minimum current ratio and debt to tangible net worth ratio. As of May 31, 1997, no borrowings have been made under the lines of credit.

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

   Future minimum capital lease payments under lease terms in excess of one year at May 31, 1997 are as follows:

          1998                            $ 36,982
          1999                              24,486
          2000                              14,985
          2001                               8,732
          2002                               1,208
                                          --------

          Total minimum lease payments      86,393
          Less interest                    (13,972)
                                          --------
          Net minimum lease payments        72,421
          Less current portion             (29,557)
                                          --------
              Long-term portion           $ 42,864
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

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of May 31, 1997, the Company had working capital of $670,846 compared to $1,044,480 at August 31, 1996. The ratio of current assets to current liabilities was 1.4 at May 31, 1997 as compared to 1.7 at August 31, 1996. The debt to equity ratio was 1.6 at May 31, 1997 and 1.4 at August 31, 1996. The decrease in working capital and current ratio are the result of the repayment of the loan due the Federal Deposit Insurance Corporation (FDIC). The increase in the debt to equity ratio is the result of increases in accounts payable and accrued expenses offset in part by a reduction in the FDIC debt. The increase in accrued expenses as of May 31, 1997 as compared to August 31, 1996 is primarily the result of additional warranty accruals due to an increase in keypad sales.

Capital expenditures were $172,919 and $119,165 for the nine months ended May 31, 1997 and 1996, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $500,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

In February, 1997 the Company repaid approximately $358,000 representing the balance due the FDIC for the outstanding note originally payable on December 31, 1997. In February, 1997 the Company also established two bank lines of credit. The lines of credit are for working capital financing up to $1,000,000 and $250,000 for equipment purchases. See Notes E and F to Unaudited Condensed Consolidated Financial Statements. As of May 31, 1997, the Company had no outstanding borrowings under the lines of credit.

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

Results of Operations
---------------------

Net sales for the third quarter of fiscal 1997 increased 4% as compared to the third quarter of fiscal 1996. Net sales for the first nine months of fiscal 1997 increased 9% as compared to the comparable period of fiscal 1996. The increase in sales for the third quarter and first nine months of fiscal 1997 primarily reflects increases in access control and keypad sales, offset in part by a reduction in glassbreak detector and OEM sales.

The ratio of gross profit to sales for the three months ended May 31, 1997 and 1996 were 40% and 43%, respectively. The ratio of gross profit to sales for the nine months ended May 31, 1997 and 1996 were 40% and 42%, respectively. The decreases are primarily the result of product mix and an increase in certain manufacturing costs.

The increase in research and development costs for the third quarter and first nine months of fiscal 1997 as compared to the comparable periods of fiscal 1996 reflect the hiring of additional personnel and related expenses and an increase in contract services.

As a percentage of net sales, selling, general and administrative expenses were 34% and 35% for the three months ended May 31, 1997 and 1996, respectively and were 34% and 35% for the nine months ended May 31, 1997 and 1996, respectively.

The gain on extinguishment of debt for the nine months ended May 31, 1997 of $10,446 represents a prepayment discount from the FDIC. The provision for income taxes for the third quarter and first nine months of fiscal 1997 represents foreign, federal alternative minimum taxes and state tax expense.

NEW ACCOUNTING STANDARDS

The Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for fiscal 1997. SFAS No. 128 "Earnings per Share" will be effective commencing with the Company's second quarter in fiscal 1998. The Company believes there will be no material impact for the adoption of SFAS No. 121 and SFAS No. 128 on its financial statements.

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

LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 1997 and the years ended August 31, 1995 and 1994, the Company has experienced losses of approximately ($31,000), ($231,000) and ($49,000), respectively. For the year ended August 31, 1996 the Company had net income of approximately $162,000. There can be no assurance that the Company will be profitable. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or additional financing. There can be no assurance that profits will continue or that external funding will be obtainable, if such a need should arise.

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

FLUCTUATIONS IN SALES AND OPERATING RESULTS. The quarterly growth rates recently experienced by the Company are not necessarily indicative of future quarterly growth rates. Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on the Company's operating results. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results, or such price pressure over an extended period could adversely affect the Company's long-term profitability.

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

In November, 1996, the NASD proposed higher standards for a company to maintain its stock listing on NASDAQ. If adopted as presently proposed, the new standards would result in the Company's common stock losing its listing on NASDAQ. The procedure for adopting such standards provides that there will be a period of public comment and approval by the SEC. It is expected that the final standards will be effective during the third quarter of calendar 1997.

One of the presently proposed standards includes maintaining minimum net tangible shareholders' equity of $2,000,000. As of May 31, 1997, the Company had net tangible shareholders' equity of approximately $991,000. If this proposed standard is adopted, the Company would not meet the standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock would no longer be listed on NASDAQ. At the present time, it is not possible to determine what the new standards will be, whether the Company will be able to achieve and/or maintain the proposed standards, and consequently, it is not possible to know whether the Company will be able to have its common stock listed on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares or may have difficulty selling them at a favorable price.

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

Part II.  Other Information
---------------------------

          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits

                      11.1  Calculation of net income (loss) per share

                  (b) There were no reports on Form 8-K filed for the
                      three months ended May 31, 1997.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                         International Electronics, Inc.


Date: 7/11/97                            /s/ John Waldstein
      -------                            -------------------------
                                         John Waldstein, President,
                                         Treasurer & Chief Financial and
                                         Accounting Officer and duly
                                         authorized to sign.