Form 10KSB
period 1997-08-31
INTERNATIONAL ELECTRONICS INC
filed 1997-11-25
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For fiscal year ended August 31, 1997
                       Commission File Number: 2-91218-B

                        International Electronics, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

Massachusetts                                        04-2654231
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

427 Turnpike Street
Canton, Massachusetts                                     02021
--------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip code)

Issuer's telephone number:  (781) 821-5566

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---       ---

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  (    )

     State issuer's revenues for its most recent fiscal year:  $9,173,580

     As of November 5, 1997, 1,333,145 shares of the registrant's voting stock was held by non-affiliates of the registrant. In arriving at this number, registrant has considered officers and directors to be affiliates. Based on a price of $1.88 per share, (the average of the closing bid and asked price on November 5, 1997) the aggregate market value of the non-affiliate shares so held was approximately $2,500,000.

     As of November 5, 1997, 1,493,301 shares of the registrant's common stock were outstanding.

     Documents incorporated by reference:  None

                                     PART I

Item 1.  Business

     International Electronics, Inc. (the "Company") was formed in 1977 as a Massachusetts corporation. The Company designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard(TM) and Secured Series(TM). The Company also manufactures and markets electronic glassbreak detectors sold under the trade names Tri-Gard(TM), Glass-Gard(TM) and Viper. The Company's subsidiary, Ecco Industries, Inc. ("Ecco"), manufactures voice verification systems for the security market.

     The Company's products are sold principally in the United States to many of the leading distributors and installation companies servicing the security industry. The financial information relating to the Company is set forth in
Item 7.

Products

Access Control and Digital Keypad Products and Technology

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard(TM) and Secured Series(TM). These products are sold in a variety of configurations including indoor and outdoor models, with magnetic card readers, short range proximity readers and keypads. They are also sold with several different hardware and software configurations. The Company also sells to OEM customers private label products containing its access control and keypad based technology.

     The command and control software can be used to add programmability by user and time to any existing switch. This software allows for up to 120 different users, each with his/her own unique code and can be used to control machinery, lights, closed circuit TV or doors.

     The access control version of the Door-Gard(TM) software includes features which apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring.

     In September, 1994, the Company introduced its new Secured Series Door-Gard(TM) access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. New features in the Secured Series product line include: 500 users, transaction buffer for up to 500 events, hard copy printing via hand held infrared printer, 8 time zones and the ability to tie up to 8 doors together.

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

     There are four principal types of glassbreak sensors: foil, piezoelectric, audio detectors, and shock sensors. The Company markets all of these glassbreak detectors with the exception of foil. Each has its own advantages and disadvantages when used in proper installations. See "Tri-Gard"(TM), "Glass-Gard"(TM) and "Viper Vibration Detector". Although foil is inexpensive, it is expensive in terms of labor cost to install, and is unsightly.

  Tri-Gard(TM)

     In 1987, the Company began to market an audio glassbreak detector under the trade name Tri-Gard(TM). Audio detectors work much like the human ear. All noises are heard by the detector and then compared to a certain set of criteria. If the sound made meets certain criteria, then the unit determines the sound is breaking glass and activates an alarm. Because of the wide variety of noise in the background which can easily confuse an audio detector, stability is a major factor if the unit is to be successful. The Tri-Gard(TM) can be installed on either a wall or ceiling. Because the Tri-Gard(TM) detects the sound signals produced by breaking glass, it can cover a bank of windows or multi-pane windows. Audio detectors are used in residential, commercial and industrial applications. The cost of these units to the installing dealers is approximately $22 to $40 per unit. The Tri-Gard(TM) models: 550, 552, 510 and 511 have received Underwriters Laboratories listing.

     In November, 1986, the Company signed an agreement with A American Automatic Alarm Co. ("AAAA") of Westminister, Colorado to act as its exclusive worldwide sales agent for AAAA's passive audio glassbreak detector. While the Company did not sell enough units manufactured by AAAA to meet its minimum purchase obligations under the agreement, the Company believes that it had the right under the agreement to manufacture and sell the product. The Company in 1988 redesigned the Tri-Gard(TM) audio detector in order to reduce both the physical size of the detector and the manufacturing cost. The Company does not have a royalty agreement with AAAA for the circuit design of this product, however the Company makes royalty payments to AAAA for all sales of the redesigned unit. The Company believes its royalty payments to AAAA, which are based on a percentage of sales, have been reasonable.

     In 1992 the Company began selling an additional audio detector which utilizes microprocessor technology developed by the Company. The Company has received a utility patent on this new detector. In 1994, the Company introduced an additional microprocessor-based audio detector.

  Glass-Gard(TM)

     The Glass-Gard(TM) unit, which is based on piezoelectric technology, is placed on each pane of glass to be protected and is used primarily in industrial and commercial applications. When glass is broken, it emits particular distinctive ultrasonic frequencies. The Company's Glass-Gard(TM) detector responds to the ultrasonic frequency generated when glass breaks.

     The Glass-Gard(TM) unit contains a piezoelectric crystal which is "tuned" to a particular frequency of breaking glass. When glass to which the unit is attached is broken, these frequencies cause the crystal to vibrate, and therefore to generate tiny electric currents. These currents are then passed to the central control panel of the alarm system, which detects them and sounds the alarm. The result is a unit which, while somewhat more expensive to purchase than units of other types, is inexpensive to install, reliable and not prone to accidental alarms. Glass-Gard(TM) costs the installing dealer approximately $8 to $15 per unit. Some other types of competitive glassbreak detectors cost the installing dealer between $4 to $10 per unit. Most of the Glass-Gard(TM) models have received Underwriters Laboratories listing. The Company has a utility patent on its Glass-Gard units, and a patent on a tester which is an improvement to the units.

As of February 1, 1998 the Company has agreed to discontinue sales of one of its Glass-Gard(TM) models in conjunction with a patent settlement agreement. This model had net sales of approximately $60,000 in fiscal 1997.

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

     Prior to November, 1992 the Company had an agreement with Weyrad Electronics, Ltd. ("Weyrad") of Weymouth, England to act as a distributor for their Viper vibration detector in North, South and Central America. Weyrad manufactures the Viper, and its primary market has been the United Kingdom and Europe. The agreement continues in force unless either the Company or Weyrad terminate by providing three months written notice.

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

     Ecco's initial product is called VoiceKey(TM), which is a stand-alone access control system that grants or denies access to a location based on verifying a person's voice. VoiceKey(TM) can be configured for stand-alone or network applications. Typical applications of VoiceKey(TM) include the control of or access to locations requiring security such as: offices, apartment and condominium buildings, banks, computer rooms, and hospital pharmacies. Standard VoiceKey(TM) features include access control management functions such as: time zone programming, door alarm monitoring, and time-stamped audit trail reporting. Options include expanded user capacity and weatherproofing. Each VoiceKey(TM) can monitor and provide control for forty people, or up to two hundred twenty-five with expansion memory.

     The Company manufactures and markets its VoiceKey(TM) voice verification access control product. The VoiceKey(TM) sells to the installing dealer for approximately $1,000.

Sales and Marketing

     The principal market for the Company is the United States, where it sells its products through a network of security equipment distributors and installation companies. The Company also sells and markets its products in North and South America, Europe, Asia, South Africa, Middle East and Australia/New Zealand.

     The Company presently employs thirteen full-time people in sales and marketing. The Company's Director of Sales coordinates the activities of the outside sales representatives and inside sales personnel. The outside sales personnel contact dealers and distributors to provide ongoing sales and technical support for the Company's products. The inside personnel are responsible for incoming sales calls and telemarketing.

     The Company sells its products primarily to installers and distributors of alarm security equipment. The Company's customers include: ADI, Sprint North Supply, Ameritech, Wells Fargo and Honeywell. The Company's largest customer accounted for approximately 36% of net sales for the fiscal year ended August 31, 1997.

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

     The Company is also aware that manufacturers in Europe, Asia and elsewhere fabricate products similar to the Company's products. Some of these manufacturers may produce their units at a lower cost than the Company's cost. The introduction of such a product to the United States market could have a substantial adverse effect on the Company's sales.

     The Company provides sales support through national advertising, periodic national mailings, and by participation at national and regional industry trade shows. The Company presently attends several national trade shows per year, and complements these shows by displaying its products at regional alarm association shows. Several visits to Europe are made each year including attending foreign trade shows. In fiscal 1997, the Company established a wholly-owned subsidiary, International Electronics Europe Limited, located in the United Kingdom to market and sell the Company's products. The Company also participates with some of its distributors in cooperative advertising programs.

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

Product Sources of Revenue

     The Company's various products have provided revenues during the last three fiscal years as follows:


                               Access                      Voice
                               Control    Glassbreak   Verification
                             and Keypad    Detectors      & Other       Total
                             -----------  -----------  -------------  ----------
1995                          $3,855,202  $2,480,703     $ 87,025     $6,422,930
1996                           6,296,748   2,038,058      275,566      8,610,372
1997                           7,036,132   1,806,972      330,476      9,173,580


Domestic and Foreign Sales

     The percentage of domestic and foreign sales for the Company's products for the last three fiscal years are as follows:


                                        Domestic            Foreign
                                        --------            -------
               1995                       88%                 12%
               1996                       88                  12
               1997                       84                  16

Manufacturing and Raw Materials

     The Company performs in-house manufacturing for its Access Control, Keypad, Glass-Gard(TM), Tri-Gard(TM) and VoiceKey(TM) product lines.

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

Backlog

     The Company's backlog of firm scheduled orders as of August 31, 1997, was approximately $475,000. Its backlog as of August 31, 1996, was approximately $500,000. The Company believes that the majority of the 1997 backlog will be shipped during fiscal 1998.

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

     The Company's Glass-Gard(TM) product line is slightly more expensive than other similar devices marketed by the Company's competitors. The Company's other products are competitively priced against the competition. The Company believes that installing dealers will use, on a repetitive basis, detectors which can be installed easily, work when an intrusion occurs, and do not cause false alarms.

     There are numerous manufacturers of audio detectors and shock sensors selling in the United States market. Competitors selling audio detectors include: Sentrol, Inc., Visonic Ltd., Litton Security Products, Inc. ("Litton"), Detection Systems, Inc., Intellisense, Inc., Ademco Manufacturing, Inc. ("Ademco"), DSC and Caddx-Caddi Controls, Inc. There are several competitors selling vibration detectors including: Ultrak, Inc., Sentrol, Inc., Ademco, United Security Products, Inc. ("USP") and Litton.

     The Company is aware of two major competitors which market "on glass" glassbreak detectors in the United States: USP and Sentrol, Inc. There are several European manufacturers of this type of product, but the Company believes that they to date have not had any significant impact on the United States market. The introduction of such products into the United States market could have a substantial adverse effect on the sale of Glass-Gard(TM).

     There are many manufacturers of access control equipment including Westinghouse, Casi Rusco Electronics Systems, Inc., Northern Computers, Inc., Cardkey, Inc., Software House, Inc., Continental Instruments, Inc., American Magnetics Corporation, Keri Systems, Kantech, Radionics, and Corby, Inc.

     There are numerous manufacturers of keypads selling in the United States market including the following competitors: Corby, Inc., Visonic Ltd., USP, Inc., Crow Electronics Engineering, Inc., Aleph, Inc., Securitron Magnalock Corp., Locknetics Security Engineering, Security Door Controls, Alarm Lock, Inc., Ilco Unican Engineering, Inc., Essex Electronics, Inc., Nel-Tec, Inc., STA, Inc. and Sentrol, Inc.

     To the best of the Company's knowledge, the Company's voice verification product line has competition from: Voice Strategies, Inc., T-Netix, Inc., Keyware Technologies, Q Voice, ITT, VeriVoice, Inc., Princeton Voice Radar, Veritel Corporation of America, Electronic Warfare Assoc., Inc. and Technologia Systems Limited in the United States, and Zetetic International Limited ("Zetetic") in the United Kingdom and ABS, Inc. in Germany. The Company also faces competition in the positive identification access control market from other Biometric systems. These other Biometric systems, and some of the companies that produce them include: fingerprint (Identix, Inc., American Biometric Company, Keytronics, Sony, Ultra-Scan, NRI, and Thomson-CFS), hand geometry (Recognition Systems), palm print, optical systems (Eye Dentify Systems), and signature (PenOp, Communication Intelligence and AEA).

Working Capital

     During fiscal 1997, the Company depended on its existing cash balances to provide working capital. In February, 1997 the Company established bank lines of credit for working capital financing of up to $1,000,000 and $250,000 for equipment purchases. The Company expects its working capital requirements for fiscal 1998 to be provided from its cash reserves and its line of credit plus anticipated cash from operations. As of August 31, 1997, there were no borrowings outstanding under the working capital line of credit and approximately $24,000 in borrowings outstanding under the equipment line of credit. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations".

Research and Development

     The Company presently employs seven people in research and development. The Company also utilizes certain consultants on an as-needed basis with the Company's employees supervising such work. Research and development expenditures were approximately $521,000, $381,000 and $308,000 during fiscal 1997, 1996 and 1995, respectively.

Employees

     As of November 1, 1997, the Company had 64 employees, of which 59 were full-time employees. Of these 64 employees, 13 were engaged in sales and marketing, 7 were involved in product development, 30 in manufacturing, 4 in customer service and 10 employees were providing management and administrative services.

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

Item 2.                           Properties

     The Company's administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and currently consist of approximately 15,540 square feet of space. The Company occupies this facility under a lease expiring April 14, 1998, at a minimum monthly rental of $7,343 plus utilities, maintenance and certain real estate taxes.

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

     In March, 1992, the National Association of Securities Dealers, Inc. ("NASD") changed its standards for a company's stock to maintain its listing on NASDAQ. The changed standards include maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and shareholders' equity with a minimum balance of $1,000,000. Although the Company has maintained its NASDAQ listing, the Company has, at times, been unable to maintain the $1.00 minimum bid price criteria.

     In 1997, the NASD adopted higher standards for a company to maintain its stock listing on NASDAQ. The new standards may result in the Company's common stock losing its listing on NASDAQ, with the consequence that the Company's stock will be more difficult to trade. The new standards will be effective on February 23, 1998.

     One of the newly adopted standards include maintaining minimum net tangible shareholders' equity of $2,000,000. As of August 31, 1997, the Company had net tangible shareholders' equity of approximately $1,116,000. Thus, the Company does not meet this standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock will no longer be listed on NASDAQ.

     The prices set forth below are based on information provided to the Company by NASDAQ. These sales prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions.


                                        Sales Prices
                                    --------------------
                                    High             Low
                                    ----             ---
     Fiscal Year 1996:
          First Quarter            $1.83            $1.25
          Second Quarter            3.31             1.13
          Third Quarter             4.38             2.75
          Fourth Quarter            3.63             2.00

     Fiscal Year 1997:
          First Quarter             3.88             1.88
          Second Quarter            3.31             2.25
          Third Quarter             3.00             1.63
          Fourth Quarter            1.94             1.31


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

     As of November 5, 1997 there were approximately 800 shareholders of record of the Company's common stock. The Company believes that a substantial number of shares of the Company's common stock are held by nominees and estimates that there are approximately 1,700 beneficial owners of the Company's shares. The Company has never paid dividends to its shareholders, and does not anticipate that it will do so in the foreseeable future.

Item 6.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of August 31, 1997, the Company had $800,653 in working capital as compared to $1,044,480 at August 31, 1996. The ratio of current assets to current liabilities as of August 31, 1997 was 1.5, as compared to 1.7 in 1996 and 1.6 in 1995. The debt to equity ratio was 1.2 at August 31, 1997, as compared to 1.4 in 1996 and 1.6 in 1995. The decrease in working capital and current ratio in 1997 from 1996 are the result of the repayment of the loan due the Federal Deposit Insurance Corporation (FDIC). The decrease in the debt to equity ratio in 1997 from 1996 is the result of a reduction in the FDIC debt, offset in part by increases in accounts payable and accrued expenses. The increase in working capital and current ratio and decrease in the debt to equity ratio in 1996 from 1995 are the result of the Company's operating cash flow for fiscal 1996 and a private placement of stock in January, 1996 for net proceeds of approximately $89,000.

     Net capital expenditures were $251,217, $178,541 and $90,429 in fiscal years ending August 31, 1997, 1996 and 1995, respectively. The Company has a current commitment of approximately $60,000 for material capital expenditures, and anticipates having up to $400,000 in total capital expenditures for the purchase of equipment, regulatory testing and tooling costs during the next twelve months. The increase in anticipated expenditures from the Company's historical level is primarily due to the need of the Company to upgrade its production facility, which had been deferred because of the Company's working capital constraints.

     In February, 1997 the Company repaid approximately $358,000 representing the balance due the FDIC for the outstanding note originally payable on December 31, 1997. In February, 1997, the Company also established two bank lines of credit. The lines of credit are for working capital financing up to $1,000,000 and $250,000 for equipment purchases. See Notes 5 and 6 to the Consolidated Financial Statements. As of August 31, 1997, the Company had no outstanding borrowings under the working capital line of credit and had approximately $24,000 in borrowings outstanding under the equipment line of credit.

     Management believes that its current cash position, together with internally generated funds at present sales levels and its available bank financing, will provide adequate cash reserves to satisfy its cash requirements for the next twelve months. Depending upon whether or not sufficient revenue and working capital is generated from profitable operations, the Company may require additional external funding. There is no assurance that profits will be generated, or that additional external funding will be obtainable, if such a need should arise.

Results of Operations

Fiscal years ended August 31, 1997, 1996 and 1995

     Net sales in 1997 increased 7% from 1996, while 1996 sales increased 34% from 1995. The increase in sales for the years 1997 and 1996 is primarily the result of an increase in access control and keypad product sales of 12% and 63%, respectively, offset in part by a reduction in glassbreak detector sales.

     The ratios of gross profit to sales were 41% in both 1997 and 1996, and 43% in 1995. The decrease in 1996 from 1995 is primarily the result of product mix and increases in warranty costs.

     Research and development expenses were $520,629 in 1997, as compared to $381,245 in 1996 and $308,162 in 1995. The increase in costs in 1997 from 1996 is due to the hiring of additional personnel and related expenses and an increase in contract services. The increase in costs in 1996 from 1995 is primarily due to the hiring of additional personnel and related expenses.

     As a percentage of net sales, selling, general and administrative expenses were 34% in both 1997 and 1996, and 42% in 1995. The decrease in expenses in 1996 from 1995 as a percentage of net sales, is the result of increased productivity from sales personnel and a reduction in bad debts expense.

     The decreases in other income in 1997 and 1996, from 1995 are primarily a result of a reduction in commission revenue. The extraordinary gain of $10,446 in 1997 represents a prepayment discount from the FDIC, net of income tax expense of $1,000.

     The provision for income taxes for fiscal years 1997 and 1996 represents foreign, federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate is 35% for 1997 and 20% for 1996. Differences between the effective tax rates and the combined federal and state statutory rates are the result of permanent differences offset in part by the utilization of net operating loss carryforwards.

Impact of Inflation and Changing Prices

     The Company does not believe that inflation or changing prices have had a significant impact on its operations.

New Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") SFAS No. 128, "Earnings per Share" will be effective commencing with the Company's second quarter in fiscal 1998. The Company believes there will be no material impact upon adoption of SFAS No. 128 on its reported earnings per share.

     SFAS No. 130, "Reporting Comprehensive Income" will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 130 and SFAS No. 131 will have on its consolidated financial statements and disclosures.

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

     Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the year ended August 31, 1995, the Company experienced a loss of approximately ($231,000). For the years ended August 31, 1997 and 1996 the Company had net income of approximately $70,000 and $162,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

     Concentration of Customers. The Company has a substantial number of customers but principally sells its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 36% of the Company's total net sales for the fiscal year ended August 31, 1997. The Company's agreements with its customers generally do not include minimum purchase requirements. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000.

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

     Foreign Sales. During the year ended August 31, 1997, the Company's foreign sales represented approximately 16% of net sales. There may be a reduction in the Company's foreign sales in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

     Limited Market for Common Stock. There is a limited market for the Company's common stock and there can be no assurance that even this limited market will be sustained. Holders of the Company's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

     Maintain Listing on NASDAQ. In March 1992, the NASD changed its standards for a company's stock to maintain its listing on NASDAQ. The revised standards include maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and shareholders' equity with a minimum balance of $1,000,000. Although the Company has maintained its NASDAQ listing, the Company has, at times, been unable to maintain the $1.00 minimum bid price criteria.

     In February, 1997, the NASD adopted new higher standards for a company to maintain its stock listing on NASDAQ. The new standards may result in the Company's common stock losing its listing on NASDAQ. The final standards will be effective on February 23, 1998.

     One of the newly adopted standards includes maintaining minimum net tangible shareholders' equity of $2,000,000. As of August 31, 1997, the Company had net tangible shareholders' equity of approximately $1,116,000. The Company does not presently meet the standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock will no longer be listed on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares or may have difficulty selling them at a favorable price.

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

Item 7.             Financial Statements and Supplementary Data

     The consolidated financial statements of International Electronics, Inc. and subsidiaries filed as a part of this Annual Report on Form 10-KSB begin on page F-1.

Item 8.                  Changes in and Disagreements with
                  Accountants on Accounting and Financial Disclosure

                                   Not Applicable

                                   PART III

Item 9.          Directors and Executive Officers of the Registrant

                                    First
                                   Elected
Name                         Age   Director     Position
----                         ---   --------  --------------
John Waldstein               44      1982    President, Chief Executive
                                             Officer, Treasurer and Chairman
                                             of the Board
Robert Voosen (1)            49      1982    Director and Executive
                                             Vice President
Christopher Hentschel        53        -     Vice President of Engineering
Heath Paley                  49      1990    Director
Robert Prager                65      1992    Director
Diane Balcom                 55      1989    Director

(1) In September, 1997, Mr. Voosen resigned his position as an officer of the Company.

     The term of office of each director expires on the date of the next meeting of shareholders. The Company anticipates that an annual meeting of shareholders will be held in March, 1998.

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

     Robert Voosen had been the Company's Vice President for Product Development since 1982, and had been Executive Vice President since May, 1988. In September, 1997, Mr. Voosen resigned his position as an officer of the Company. He received a B.A. in Architecture from the University of Minnesota. From 1972 through 1983, Mr. Voosen acted as a consultant on the design and installation of security systems for 3M Alarm Services, Inc.. See "Item 10-Executive Compensation."

     Christopher Hentschel was appointed the Company's Vice President of Engineering in March, 1995 and had previously been Chief Engineer since 1989. Before joining the Company, Mr. Hentschel was a founder and Vice President of Engineering of Guard Aware, Inc.. Mr. Hentschel is a graduate of Wentworth Institute.

     Heath Paley is a self-employed computer consultant. He had been the Company's Director of Management Information Systems from September, 1994 until May, 1996 and was the Company's Chief Operating Officer and Executive Vice President from June, 1990 to August, 1994. From 1983 to June, 1990, Mr. Paley was President and a founder of Ecco Industries, Inc.. From 1980 to 1983, he was President of the Maine Woods Shoe Division of Bennett Industries.

     Robert Prager was appointed to the Board of Directors in December, 1992. Since 1988, Mr. Prager has been a private investor. In 1973, Mr. Prager founded the Major Glass Company and served as President from its inception until 1986 and Chairman of the Board from 1986 to 1988.

     Diane Balcom became a member of the Board of Directors in July, 1989. Since September, 1997 Ms. Balcom has been the Director of Development for Children's Hospital of

Pittsburgh. From August, 1994 to August, 1997 Ms. Balcom was the Chapter Director of the Juvenile Diabetes Foundation of Western Pennsylvania. She has been an adviser to the Company on corporate and financial matters since 1985. From January, 1989 to August, 1994, Ms. Balcom operated a consulting practice which provided services related to private and public financing for small and medium-sized companies. From March, 1987 to January, 1989, she served as Vice President and Chief Financial Officer for Environmental Diagnostics, Inc., a publicly-held company. Prior to that, Ms. Balcom held various senior management positions in Corporate Finance and Research for 13 years with brokerage firms on the West Coast.

     In September, 1996, Ms. Balcom and Messrs. Prager and Paley, the Company's three non-employee directors each received fully vested options under the Company's non-qualified stock option plan to purchase 1,000 shares of common stock at exercise prices of $2.12 per share.

Item 10.                    Executive Compensation

     The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 1997, of the Company's President and Chief Executive Officer, and the only other executive officer of the Company who received at least $100,000 of compensation during any of these years (the "Named Executive Officers"):

                           Summary Compensation Table

                                                                  Long-Term
                                                                 Compensation
                                 Annual Compensation(2)          ------------
                           ---------------------------------     Options         All Other
Name                       Year   Salary    Commission/Bonus     (Shares)        Compensation(1)
----                       ----  --------  -----------------     --------        ---------------
John Waldstein             1997  $135,000           $ 2,100(4)        10,000(7)        $9,180
President,                 1996   135,519             4,750(5)          -               9,180
Chief Executive Officer    1995   135,519              -              25,000(3)         9,180

Robert Voosen (6)          1997   100,000              -               9,000(7)          -
Executive Vice             1996   100,416            12,349             -                -
President                  1995   100,000             5,889           20,000             -

(1) Represents the cost of a split dollar whole life insurance policy with a face value of $755,000 as of August 31, 1997. The Company is a beneficiary of such policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase this policy upon termination of his employment for the then current cash surrender value.

(2)  Does not include perquisites which do not exceed 10% of annual salary.

(3) Represents warrants granted to purchase 25,000 shares of common stock at an exercise price of $.74 per share exercisable for a ten-year period in exchange for a personal guarantee of debt held by the FDIC.

(4) Amount shown represents bonus earned by Mr. Waldstein in fiscal 1997 payable in fiscal 1998.

(5) Amount shown represents bonus earned by Mr. Waldstein in fiscal 1996 payable in fiscal 1997.

(6)  Mr. Voosen resigned as an officer of the Company in September, 1997.

(7) Represents warrants to purchase 10,000 and 9,000 shares of common stock granted to Messrs. Waldstein and Voosen, respectively, at an exercise price of $2.12 per share exercisable for a ten-year period.

     The Company's Board of Directors commencing in fiscal 1993, established an annual bonus plan for officers and certain key employees. The available funds for the plan shall be up to five percent of income before taxes. The final amount and subsequent distribution to employees shall be determined by the Company's Compensation Committee.

Compensation on Involuntary Termination

     John Waldstein has an employment contract with the Company which provides for certain compensation to be paid to him if he is discharged by the Company without cause before the end of the term of his contract. Mr. Waldstein's contract expires on December 31, 2000. John Waldstein's current minimum annual salary under his contract is $135,000. The salary of this officer is subject to performance reviews and annual adjustment by the Board of Directors of the Company. Mr. Waldstein's salary shall increase for inflation effective January 1, 1998.

     If the employment of John Waldstein is terminated by the Company without cause, (including an involuntary relocation due to an acquisition), the Company is obligated to pay the greater of an amount equal to one times his annual salary on the date of termination or the salary to the conclusion of the contract period. As of November 1, 1997, John Waldstein's salary to the conclusion of his contract period is approximately $427,500 plus cost of living adjustment.

Warrants Granted During Fiscal 1997

The following table sets forth certain information with respect to the grant of stock warrants in fiscal 1997 to any of the Named Executive Officers:



                                                Individual Grants                          Potential Realizable
                             -----------------------------------------------------------     Value of Assumed
                             Number of     Percent of                                        Annual Rates of
                              Shares      Total Warrants                                       Stock Price
                             Underlying    Granted To      Exercise                          Appreciation for
                             Warrants       Employees       Price       Expiration           Warrant Term (2)
Name                         Granted        In Year       Per Share        Date              5%($)    10%($)
----                         -------        ----------    ---------        ----              -----    ------
John Waldstein              10,000(1)          16.5         $2.12        Sept. 17, 2006     $13,333   $33,787
Robert Voosen                9,000(1)          14.9         $2.12        Sept. 17, 2006      11,999    30,409

     (1) The warrants vest annually over a 4 year period commencing on September 17, 1996.

     (2) Amount represents hypothetical gains that could be achieved for the respective warrants if exercised at the end of the warrant term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective warrants were granted to their expiration date. This table does not take into account any appreciation in the price of the common stock.

Year End Option Table

The following table sets forth the number and value of unexercised options held as of August 31, 1997 by the Named Executive Officers:

                   Aggregated Option Exercises In Last Fiscal
                     Year and Fiscal Year End Option Values

                                                               Value of Unexercised
                            Number of Unexercised             In-the-Money Options at
                        Options at end of Fiscal 1997          End of Fiscal 1997 (2)
                      --------------------------------    -------------------------------
Name                  Exercisable        Unexercisable     Exercisable      Unexercisable
----                  -----------        -------------     -----------      -------------
John Waldstein (1)        103,167(3)        10,500(4)          $80,997         $533
Robert Voosen (1)          33,167           19,500(4)           24,422        7,983

(1)  There were no options exercised during fiscal 1997.

(2) Difference between the fair market value of the underlying common stock on November 5, 1997 and the exercise price.

(3) Includes warrants to purchase 25,000 shares of common stock. See "Summary Compensation Table - Note 3" herein.

(4) Includes warrants to purchase 10,000 and 9,000 shares of common stock granted to Messrs. Waldstein and Voosen, respectively, at an exercise price of $2.12 exercisable for a ten-year period.

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

     The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 1997 except that Ms. Balcom and Mr. Voosen are required to file a Form 5 late.

Item 11.                     Security Ownership of Certain
                            Beneficial Owners and Management

     Set forth below is information concerning ownership of the Company's common stock as of October 25, 1997, (i) by all persons known by the Company to own beneficially 5% or more of the outstanding common stock, (ii) each director and Named Executive Officer of the Company and (iii) by all directors and executive officers as a group.

                                                                Percent of
                                                 Number of     Common Stock
Name                                             Shares(1)         Owned
----                                             ----------        -----
Executive Officers and Directors:

     John Waldstein                               182,805/(2)/    11.4%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Robert Voosen                                 79,232/(3)/     5.2%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Heath Paley                                   36,472/(4)/     2.4%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Robert Prager                                 32,337/(5)/     2.2%
     220 Boylston Street
     Boston, Massachusetts

     Diane Balcom                                  14,060/(6)/      .9%
     3705 5th Avenue
     Pittsburgh, Pennsylvania

     All  directors and executive officers
     as a group (6 persons)                       369,539/(7)/    21.7%

5% Shareholders:

     Warren Paley                                 217,267         14.5%
     3 Mill Street
     New Baltimore, New York


(1) Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to the Company, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after October 25, 1997.

(2) Includes vested options and warrants to purchase an aggregate 106,167 shares of the Company's common stock granted at prices ranging from $.74- $2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein's wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3) Includes vested options to purchase an aggregate 35,917 shares of the Company's common stock granted at prices ranging from $.75-$2.07 per share. In September, 1997 Mr. Voosen resigned his position as an officer of the Company.

(4) Includes vested options to purchase an aggregate 27,787 shares of the Company's common stock granted at prices ranging from $.75 - $6.48 per share.

(5) Includes vested options to purchase an aggregate 4,000 shares of the Company's common stock granted at prices ranging from $.72-$2.12 per share.

(6) Includes vested options and warrants to purchase an aggregate 12,512 shares of the Company's common stock granted to Diane Balcom and Balcom & Associates at prices ranging from $.72 - $2.12 per share.

(7) Includes vested options and warrants to purchase an aggregate 209,383 shares of the Company's common stock granted at prices ranging from $.72 - $6.48 per share.

                                    PART IV

Item 12.          Certain Relationships and Related Transactions

                                     None

Item 13.            Exhibits, Financial Statement Schedules and
                              Reports on Form 8-K.

       (a)1.  The following Consolidated Financial Statements are included in
              Item 7:

              Independent Auditors' Report

              Consolidated Balance Sheets as of August 31, 1997 and 1996

              Consolidated Statements of Operations for the Years Ended August 31, 1997, 1996 and 1995

              Consolidated Statements of Shareholders' Equity for the Years Ended August 31, 1997, 1996 and 1995

              Consolidated Statements of Cash Flows for the Years Ended August 31, 1997, 1996 and 1995

              Notes to Consolidated Financial Statements

       (a)2.  The following schedule is included in Item 7:

              Valuation and qualifying accounts

       (a)3.  Exhibits:

              (3) Restated Articles of Organization and By-Laws are incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-18 (2-91218-B), filed on May 18, 1984 (hereinafter referred to as the Company's S-
                      18).

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

              (10)(b) Nonqualified Stock Option Plan is incorporated by
                      reference to Exhibit 10.1(ll) of Post-Effective Amendment No. 2 of the Company's S-1.

              (10)(c) Stock Purchase Agreement dated as of June 19, 1990 by and among the Company and Ecco Industries, Inc. is incorporated by reference to Exhibit (2.1) on Form 8-K dated July 2, 1990.

              (10)(d) Lease, Canton, Massachusetts between Turnpike Realty Trust and the Registrant dated March 6, 1991, is incorporated by reference to Exhibit 6.1 on Form 10-Q for the quarter ended February 28, 1991.

              (10)(e) Distributor Agreement between the Registrant and Weyrad
                      Electronics, Limited dated November 3, 1992 is incorporated by reference to Exhibit 10(V) on Form 10-K for the year ended August 31, 1992.

              (10)(f) Distributor Agreement between the Registrant and Weyrad
                      Electronics, Limited dated April 1, 1993 is incorporated by reference to Exhibit 6.1 on Form 10-Q for the quarter ended February 28, 1993.

              (10)(g) Employment, Non-Disclosure and Non-Compete Agreement for
                      John Waldstein dated June 20, 1994 and amendment dated December 8, 1994 is incorporated by reference to Exhibit 10(t) on Form 10-KSB for the year ended August 31, 1994.

              (10)(h) Workout Agreement, Amended and Restated Loan and Security
                      Agreement and Promissory Note between the Registrant and Federal Deposit Insurance Corporation dated December 1, 1994 is incorporated by reference to Exhibit 10(u) on Form 10-KSB for the year ended August 31, 1994.

              (10)(i) Employment, Non-Disclosure and Non-Compete Agreement for
                      Robert Voosen dated January 15, 1995 is incorporated by reference to Exhibit 6.1 on Form 10-QSB for the quarter ended February 28, 1995.

              (10)(j) Lease, Canton, Massachusetts between 427 Turnpike Street
                      Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

              (11.1)  Statement regarding computation of per share net income
                      (loss).

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

                                   INTERNATIONAL ELECTRONICS, INC.

Date: November 25, 1997            By: /s/  John Waldstein
                                      ----------------------------------------
                                      John Waldstein, President and Chief
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                      Date
---------                            -----                      ----

/s/ John Waldstein              President and Chief        November 25, 1997
---------------------------     Executive Officer,
    John Waldstein              Treasurer and Chief
                                Financial and Accounting
                                Officer, and Chairman of
                                the Board


                                Director                   November 25, 1997
---------------------------
    Robert Voosen


/s/ Heath Paley                 Director                   November 25, 1997
---------------------------
    Heath Paley


                                Director                   November 25, 1997
---------------------------
    Robert Prager


/s/ Diane Balcom                Director                   November 25, 1997
---------------------------
    Diane Balcom


INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
AUGUST 31, 1997, 1996 AND 1995:

   Consolidated Balance Sheets                                              F-3

   Consolidated Statements of Operations                                    F-4

   Consolidated Statements of Shareholders' Equity                          F-5

   Consolidated Statements of Cash Flows                                    F-6

   Notes to Consolidated Financial Statements                             F-7-17

FINANCIAL STATEMENT SCHEDULE FURNISHED PURSUANT TO THE
   REQUIREMENTS OF FORM 10-KSB -

   Schedule II - Valuation and Qualifying Accounts                         F-19


All other schedules are omitted because they are inapplicable, not required under the instructions, or because the information is reflected in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of
 International Electronics, Inc.
Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiaries (the "Company") as of August 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company changed its method of accounting for nonemployee stock-based compensation for awards made after December 15, 1995 and adopted the disclosure provisions of SFAS No. 123 during the fiscal year ended August 31, 1996.


Deloitte & Touche LLP
November 3, 1997
Boston, Massachusetts

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                    1997           1996
CURRENT ASSETS:
 Cash and cash equivalents                           $   160,075    $   556,745
 Accounts receivable, net of allowance for
  doubtful accounts and returns of $185,000
  and $131,000 in 1997 and 1996, respectively          1,035,596        932,255
 Inventories                                           1,078,561        828,448
 Other current assets                                    133,274        141,818
                                                     -----------    -----------

       Total current assets                            2,407,506      2,459,266
                                                     -----------    -----------

EQUIPMENT AND FURNITURE, net of
 accumulated depreciation and amortization               357,289        301,300
                                                     -----------    -----------

OTHER ASSETS:
 Goodwill and other intangibles, net of
  accumulated amortization of $1,006,000
  and $916,000 in 1997 and 1996, respectively            235,029        325,313

 Other                                                    26,349         14,299
                                                     -----------    -----------

       Total other assets                                261,378        339,612
                                                     -----------    -----------

                                                     $ 3,026,173    $ 3,100,178
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
 Accounts payable                                    $   684,431    $   592,137
 Accrued expenses                                        847,210        703,133
 Income taxes payable                                     39,000         40,000
 Current portion of long-term obligations                 36,212         79,516
                                                     -----------    -----------

       Total current liabilities                       1,606,853      1,414,786
                                                     -----------    -----------

LONG-TERM OBLIGATIONS, less
 current portion                                          68,369        409,451
                                                     -----------    -----------

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value -- authorized,
  5,984,375 shares; issued, 1,528,301 and
  1,527,051 shares in 1997 and 1996,
  respectively                                            15,283         15,271
 Capital in excess of par value                        4,784,267      4,779,413
 Accumulated deficit                                  (3,409,955)    (3,480,099)
 Less treasury stock, at cost --  35,000 shares          (38,644)       (38,644)
                                                     -----------    -----------

       Total shareholders' equity                      1,350,951      1,275,941
                                                     -----------    -----------

                                                     $ 3,026,173    $ 3,100,178
                                                     ===========    ===========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                         1997              1996             1995

NET SALES                                           $ 9,173,580       $ 8,610,372       $ 6,422,930

COST OF SALES                                         5,439,461         5,051,387         3,659,140
                                                    -----------       -----------       -----------

GROSS PROFIT                                          3,734,119         3,558,985         2,763,790
                                                    -----------       -----------       -----------

OPERATING EXPENSES:
 Research and development costs                         520,629           381,245           308,162
 Selling, general and administrative expenses         3,106,376         2,950,660         2,678,087
                                                    -----------       -----------       -----------

     Total operating expenses                         3,627,005         3,331,905         2,986,249
                                                    -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                           107,114           227,080          (222,459)

INTEREST EXPENSE                                        (30,826)          (53,467)          (59,313)

OTHER INCOME                                             21,410            28,377            50,732
                                                    -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY GAIN                                  97,698           201,990          (231,040)

EXTRAORDINARY GAIN ON PREPAYMENT OF
 LONG-TERM OBLIGATIONS, NET OF
 INCOME TAX  EXPENSE OF $1,000                           10,446              --                --
                                                    -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                       108,144           201,990          (231,040)

PROVISION FOR INCOME TAXES                               38,000            40,000              --
                                                    -----------       -----------       -----------

NET INCOME (LOSS)                                   $    70,144       $   161,990       $  (231,040)
                                                    ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE:
 Income (loss) before extraordinary gain            $      0.03       $      0.10       $     (0.16)
 Extraordinary gain                                        0.01              --                --
                                                    -----------       -----------       -----------

 Net income (loss) per share                        $      0.04       $      0.10       $     (0.16)
                                                    ===========       ===========       ===========

WEIGHTED AVERAGE COMMON AND
 EQUIVALENT SHARES                                    1,679,066         1,659,355         1,413,981
                                                    ===========       ===========       ===========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                               Capital in
                                       Common Stock            Excess of    Accumulated          Treasury Stock
                                     Shares      Amount        Par Value      Deficit          Shares        Cost          Total
BALANCES, SEPTEMBER 1, 1994        1,442,669   $    14,427   $ 4,668,050   $(3,411,049)        19,000   $   (19,602)   $ 1,251,826

 Purchase of treasury stock             --          --              --            --           16,000       (19,042)       (19,042)

 Net loss                               --          --              --        (231,040)          --            --         (231,040)
                                 -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, AUGUST 31, 1995          1,442,669        14,427     4,668,050    (3,642,089)        35,000       (38,644)     1,001,744

 Stock issued upon exercise of
  stock warrants                      16,200           162        11,988          --             --            --           12,150

 Issuance of stock warrants             --            --          11,000                                                    11,000

 Stock issued in a private
  placement                           68,182           682        88,375          --             --            --           89,057

 Net income                             --            --            --         161,990           --            --          161,990
                                 -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, AUGUST 31, 1996          1,527,051        15,271     4,779,413    (3,480,099)        35,000       (38,644)     1,275,941

 Stock issued upon exercise of
  stock options                        1,250            12         1,328          --             --            --            1,340

 Issuance of stock  warrants            --            --           3,526          --             --            --            3,526

 Net income                             --            --            --          70,144           --            --           70,144
                                 -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, AUGUST 31, 1997          1,528,301   $    15,283   $ 4,784,267   $(3,409,955)        35,000   $   (38,644)   $ 1,350,951
                                 ===========   ===========   ===========   ===========    ===========   ===========    ===========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                      1997        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $  70,144    $ 161,990    $(231,040)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                    285,512      247,851      264,666
   Stock warrants  issued for professional services                   1,626       11,000         --
   Changes in operating assets and liabilities:
     Accounts receivable                                           (103,341)     (95,550)    (148,332)
     Inventories                                                   (250,113)    (204,535)    (120,575)
     Other current assets                                             8,544      (37,367)      (6,877)
     Accounts payable and accrued expenses                          236,371      212,705      268,233
     Income taxes payable                                            (1,000)      40,000       (2,000)
                                                                  ---------    ---------    ---------

     Net cash provided by operating activities                      247,743      336,094       24,075
                                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES AND OTHER:
 Net purchase of equipment and furniture                           (208,891)    (139,033)     (35,429)
 Other assets                                                       (12,050)       2,986        1,850
                                                                  ---------    ---------    ---------

     Net cash used in investing activities and other               (220,941)    (136,047)     (33,579)
                                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Additions to debt obligations                                       24,353       35,000         --
 Issuance of common stock and stock warrants                          3,240      101,207         --
 Purchase of treasury stock                                            --           --        (19,042)
 Payments of debt obligations                                      (451,065)    (107,321)    (142,305)
                                                                  ---------    ---------    ---------

     Net cash provided by (used in) financing activities           (423,472)      28,886     (161,347)
                                                                  ---------    ---------    ---------

CASH AND CASH EQUIVALENTS -- Increase (decrease) during the year   (396,670)     228,933     (170,851)

BALANCES, BEGINNING OF YEAR                                         556,745      327,812      498,663
                                                                  ---------    ---------    ---------

BALANCES, END OF YEAR                                             $ 160,075    $ 556,745    $ 327,812
                                                                  =========    =========    =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW
 INFORMATION -- Interest paid                                     $  30,826    $  53,467    $  59,313
                                                                  =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS --
 Equipment acquired under capitalized leases                      $  42,326    $  39,508    $  55,000
                                                                  =========    =========    =========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      Description of the Business - International Electronics, Inc. and subsidiaries (the "Company") designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of International Electronics, Inc. and its majority owned subsidiary, Ecco Industries, Inc. ("Ecco") and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

      Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

      Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which constitute financial instruments approximate their recorded value.

      Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The majority of the Company's cash is maintained with a commercial bank. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see Note 11).

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

      During the year ended August 31, 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets, certain identifiable intangibles, and goodwill to be held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

      Significant Estimates and Assumptions - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Net Income (Loss) Per Share - Net income (loss) per share is computed based on the weighted average common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of stock options and warrants. Primary income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding based on the average market price of the Company's common stock (under the treasury stock method). Income
      (loss) per common share, on a fully diluted basis, is computed as described above utilizing the higher of the ending or average market price of the Company's common stock. Primary and fully diluted income (loss) per common share are the same for each year.

      SFAS No. 128, "Earnings Per Share," will be effective commencing with the Company's second quarter in fiscal year 1998. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and a diluted earnings per share. The Company believes there will be no material impact upon adoption of SFAS No. 128 on its reported net income per share.

      Employee Stock-Based Compensation - The Company uses the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee stock-based compensation plans.

      Nonemployee Stock-Based Compensation - During the year ended August 31, 1996, the Company adopted the provisions of SFAS No. 123 relating to the accounting for awards of stock-based compensation to nonemployees. Accordingly, stock-based compensation awarded to nonemployees subsequent to December 15, 1995 is accounted for using the "fair value" method. Stock-based compensation awarded to nonemployees on or prior to December 15, 1995 was accounted for using the "intrinsic value" method. The effect of adopting SFAS No. 123 was to reduce income before income taxes for the year ended August 31, 1996 by $11,000.

      Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform to the 1997 presentation.

      New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public companies report selected information about operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

2.    INVENTORIES

      Inventories at August 31 consist of the following:

                                                         1997             1996
Raw materials and subassemblies                      $  785,088       $  645,275
Work in process                                          83,959           76,821
Finished goods                                          209,514          106,352
                                                     ----------       ----------

                                                     $1,078,561       $  828,448
                                                     ==========       ==========

3.    EQUIPMENT AND FURNITURE

      Equipment and furniture at August 31 consist of the following:

                                                          1997           1996
Machinery and equipment                              $   783,880    $   620,619
Office furniture and equipment                           582,116        494,160
                                                     -----------    -----------

                                                       1,365,996      1,114,779

Less accumulated depreciation and amortization        (1,008,707)      (813,479)
                                                     -----------    -----------

                                                     $   357,289    $   301,300
                                                     ===========    ===========

4.    ACCRUED EXPENSES

      Accrued expenses at August 31 consist of the following:

                                                          1997            1996
Payroll and related amounts                            $183,492         $168,172
Warranty                                                528,430          386,199
Professional fees                                       119,965          113,048
Other                                                    15,323           35,714
                                                       --------         --------

                                                       $847,210         $703,133
                                                       ========         ========

5.    LONG-TERM OBLIGATIONS

      Long-term obligations at August 31 consist of the following:

                                                            1997          1996
Federal Deposit Insurance Corporation agreement          $    --      $ 385,091
Capitalized lease obligations, 7% -- 18%, due through
 April 2001 (Note 7)                                        60,627       66,793
Equipment line of credit, 8.5% (Note 6)                     24,352           -
Collateralized 13% equipment loans, final payments
 through August 2000                                         5,602       23,083
Other                                                       14,000       14,000
                                                         ---------    ---------

                                                           104,581      488,967

Less current portion                                       (36,212)     (79,516)
                                                         ---------    ---------

                                                         $  68,369    $ 409,451
                                                         =========    =========

      Federal Deposit Insurance Corporation ("FDIC") Agreement - In February 1997, the Company repaid approximately $358,000, representing the balance due the FDIC for the outstanding note originally payable in full on December 31, 1997. The Company recognized an extraordinary gain of $10,446, net of income tax expense of $1,000, on this transaction, representing a prepayment discount from the FDIC.

      The aggregate principal payments on long-term obligations as of August 31, 1997, excluding capital leases, are $13,719 in 1998, $22,118 in 1999 and $8,117 in 2000.

      Capital lease and equipment loans at August 31, 1997 are collateralized by the related equipment with a carrying value of approximately $54,000.

6.    BANK ARRANGEMENTS

      In February 1997, the Company established a bank working capital demand line of credit with borrowings up to $1,000,000 and a $250,000 equipment line of credit. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, and a required minimum current ratio and debt to tangible net worth ratio. As of August 31, 1997, no borrowings have been made under the working capital line of credit and the Company has $24,352 in borrowings under the equipment line of credit at an interest rate of 8.5% which is payable in monthly installments through August 2000.

7.    COMMITMENTS

      Leases -- The Company leases an administrative and production facility under an operating lease which expires in April 1998. The Company is responsible for certain real estate taxes, utilities and maintenance costs. Total rental expense for operating leases for the years ended August 31, 1997, 1996 and 1995 amounted to $137,033, $102,198 and $81,235, respectively.

      The Company leases certain equipment under capital leases and, accordingly, the present value of the net minimum payments has been reflected in equipment and furniture and capitalized lease obligations.

      Future minimum lease payments, under noncancelable lease terms in excess of one year at August 31, 1997, are as follows:

  1998                                                       $ 28,377
  1999                                                         24,486
  2000                                                         12,761
  2001                                                          6,042
                                                             --------

  Total minimum lease payments                                 71,666

  Less interest                                               (11,039)
                                                             --------

  Net minimum lease payments                                   60,627

  Less current portion                                        (22,493)
                                                             --------

  Long-term portion                                          $ 38,134
                                                             ========

      Employment Agreements -- The Company has an employment agreement with an officer of the Company providing minimum annual aggregate compensation of $135,000 in 1998, 1999 and 2000, and $45,000 in 2001.

8.    INCOME TAXES

      The provision for income taxes, including income taxes on extraordinary gain in 1997, is comprised of the following:

                                          1997            1996           1995
Current:
  Federal                               $ 3,000          $ 4,000          $ --
  State                                  36,000           36,000            --
                                        -------          -------          ------

                                        $39,000          $40,000          $ --
                                        =======          =======          ======

      The Company's effective tax rate differs from the statutory federal income tax rate due to the following:

                                                     1997     1996    1995
Statutory federal income tax rate                     34.0 %   34.0 % (34.0)%
State income taxes, net of federal benefit            21.4     11.8     --
Effect of graduated federal rates                      --       --     (5.1)
Amortization of goodwill                              27.2     14.6    18.7
Federal alternative minimum tax                        1.8      1.3     --
Utilization of federal net operating loss
 carryforwards and tax credits                       (55.5)   (47.0)   17.6
Other                                                  6.2      5.1     2.8
                                                     -----    -----   -----

Effective tax rate                                    35.1 %   19.8 %   -- %
                                                     =====    =====   =====



      As of August 31, 1997, the Company has net operating loss carryforwards for financial reporting and income tax purposes of approximately $1,644,000, expiring in varying amounts from 1998 to 2008 (primarily 1998 to 2005). Aggregate investment and research and development credit carryforwards of $78,000 at August 31, 1997 expire in varying amounts through the year 2004. The Company also has $467,000 of federal net operating loss carryforwards which are limited to use against income of Ecco.

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

      The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                          1997          1996
Deferred tax assets (liabilities):
  Net operating loss carryforwards   $   718,000    $   975,000
  Tax credits                             78,000        124,000
  Accounts receivable reserves            58,000         37,000
  Inventories and related reserves       282,000        205,000
  Other                                  (25,000)       (28,000)
  Depreciation                            20,000          5,000
  Valuation allowance                 (1,131,000)    (1,318,000)
                                     -----------    -----------

                                     $       --     $       --
                                     ===========    ===========

9.    CAPITAL TRANSACTIONS

      Common Stock -- In January 1996, the Company sold, in a private placement, 68,182 shares of restricted common stock for net proceeds of $89,057 with issuance costs of $943.

      Stock Options -- In 1983, the Company approved and reserved 9,524 shares of common stock for an incentive stock option plan for key employees. No option may be granted to any employee who owns in excess of 10% of the total outstanding voting stock. No option granted under the plan shall have a term in excess of ten years. The purchase price per share for the stock options shall not be less than the fair market value of the common stock at the time of grant.

      Since 1988, the Company has approved and reserved shares of common stock for nonqualified stock option plans for the benefit of certain employees, nonemployee directors, and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the "Committee"), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors and key advisors with vesting provisions established by the Committee. At August 31, 1997, 23,955 shares remain available for future grants.

    A summary of activity of the stock option plans is as follows:


                                                                       Weighted Average
                                                                           Exercise
                                                            Shares      Price Per Share
       Outstanding, September 1, 1994                       260,673        $ 1.29
        Granted                                              26,500          1.07
        Canceled                                            (15,600)         0.95
                                                           --------

       Outstanding, August 31, 1995                         271,573          1.29
        Granted (weighted average fair value of $0.89)       84,200          1.44
        Canceled                                            (41,739)         1.53
                                                           --------


       Outstanding, August 31, 1996                         314,034          1.30
        Granted (weighted average fair value of $0.94)       38,000          2.12
        Canceled                                            (30,300)         1.65
                                                           --------


       Outstanding, August 31, 1997                         321,734          1.37
                                                           ========


    The following table summarizes information concerning outstanding and exercisable options as of August 31, 1997:

                                      Options Outstanding                     Options Exercisable
                         ---------------------------------------------   --------------------------------

                                         Weighted
                                          Average
                                         Remaining
                                        Contractual       Weighted                          Weighted
           Range of          Number         Life          Average          Number            Average
      Exercise Price(s)   Outstanding     (Years)      Exercise Price    Exercisable     Exercise Price
       $ .72 -- $1.00       96,083          4.58          $   .82           86,771          $   .82
        1.01 --  2.00      151,613          6.68             1.36           92,403             1.34
        2.07 --  2.17       73,667          6.69             2.10           44,167             2.07
            6.48               371          2.79             6.48              371             6.48
                           -------                                         -------
                           321,734          6.05          $  1.37          223,712          $  1.29
                           =======                                         =======

      Stock Warrants -- In December 1994, the Company granted warrants to an officer of the Company to purchase 25,000 shares of common stock at an exercise price of $.74 per share, exercisable for a ten-year period, in exchange for a personal guarantee of certain debt. In September 1995, the Company granted warrants to a financial consultant to purchase 1,000 shares of common stock at an exercise price of $1.36 per share, exercisable for a ten-year period.

      Stock Warrants (Continued) - In January 1996, the Company granted warrants to a public relations firm to purchase 10,000 shares of common stock at an exercise price of $1.65 per share exercisable for a ten-year period. Pursuant to SFAS No. 123, the Company recorded compensation expense of $11,000 for the year ended August 31, 1996 in connection with the issuance of these warrants.

      In September 1996, the Company granted warrants to two officers to purchase an aggregate 19,000 shares of common stock at an exercise price of $2.12 per share exercisable for a ten-year period. Each of the warrants was assigned a value of $.10 per share which was paid by the officers.

      In August 1997, the Company granted warrants to a financial consultant to purchase 3,500 shares of common stock at an exercise price of $1.69, exercisable for a ten-year period.

      The Company has granted rights to certain warrant holders with respect to the registration of such shares underlying the warrants with the Securities and Exchange Commission.

      The following is a summary of transactions relating to the Company's outstanding common stock warrants:

                                                                                         Private
                                        Consultants       Officers          Debt       Placements         Total
Outstanding, September 1, 1994             40,238             --             2,512        22,900          65,650
 Expired                                     --               --              --          (6,700)         (6,700)
 Granted                                     --             25,000            --            --            25,000
                                         --------         --------        --------      --------        --------


Outstanding, August 31, 1995               40,238           25,000           2,512        16,200          83,950
 Exercised                                   --               --              --         (16,200)        (16,200)
 Granted (weighted average
  fair value of $1.12)                     11,000             --              --            --            11,000
                                         --------         --------        --------      --------        --------


Outstanding, August 31, 1996
 (weighted average exercise
 price of $1.13)                           51,238           25,000           2,512          --            78,750
  Expired                                  (3,571)            --              --            --            (3,571)
  Granted (weighted average
   fair value of $2.05)                     3,500           19,000            --            --            22,500
                                         --------         --------        --------      --------        --------

Outstanding, August 31, 1997
 (weighted average exercise
 price of $1.32)                           51,167           44,000           2,512          --            97,679
                                         ========         ========        ========      ========        ========

Exercisable                                47,667           25,000           2,512          --            75,179
                                         ========         ========        ========      ========        ========

Exercise price(s)                      $.72 - $2.07     $.74 - $2.12      $   0.99      $   --         $.72 - $2.12
                                       ============     ============      ========      ========       ============

       Employee Stock-Based Compensation - With respect to employee and directors' stock-based compensation, the Company has adopted the disclosure only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for employee and directors' stock-based compensation awarded under employee stock option plans. If compensation cost had been determined for awards granted commencing September 1, 1995 under the Company's employee and directors' stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended August 31, 1997 and 1996 would have decreased to the pro forma amounts indicated below:

                                                  1997           1996
Net income - as reported                       $  70,144      $  161,990
Net income - pro forma                            39,634         141,458
Net income per share - as reported                  0.04            0.10
Net income per share - pro forma                    0.02            0.09


      The pro forma disclosures presented are not necessarily representative of the effects on reported net income for future years.

       The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 6 percent in 1997 and 7 percent in 1996, an expected life of five years, an expected volatility of 42 percent in 1997 and 80 percent in 1996, and assumes no dividends will be paid.

Common Stock Reserved                                           Shares
Stock warrants                                                   97,679
Stock options                                                   345,689
                                                                -------
                                                                443,368
                                                                =======

10.   BENEFIT PLAN

      The Company sponsors a savings plan for its employees which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from the Company are made at the discretion of the Board of Directors. The Company has made no contributions to the 401(k) plan to date.

11.   VENDORS, CUSTOMER AND INTERNATIONAL SALES

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

      Sales to one customer accounted for 36%, 33% and 30% of net sales in 1997, 1996 and 1995, respectively. The accounts receivable from this customer amounted to approximately $402,000 and $207,000 at August 31, 1997 and 1996, respectively.

      The Company sources a significant amount of components and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components could have a material adverse effect on the Company's operating results in any given period. International sales, primarily to Canada, Europe and Asia, were approximately $1,435,000 in 1997, $1,057,000 in 1996 and $763,000 in 1995.

12.   OTHER INCOME

      Other income consists of the following for the years ended August 31:

                                           1997          1996            1995
Interest                                 $ 7,592       $ 6,641         $ 6,454
Commissions                               13,818        21,736          31,713
Other                                       --            --            12,565
                                         -------       -------         -------

                                         $21,410       $28,377         $50,732
                                         =======       =======         =======

                                   * * * * * *

                          FINANCIAL STATEMENT SCHEDULE
                          FURNISHED PURSUANT TO THE
                          REQUIREMENTS OF FORM 10-KSB

                                                                     SCHEDULE II

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                       Additions
                                                Balance at    Charged to    Charged to                Balance at
                                                Beginning     Costs and       Other      Deductions     End of
                 Description                     of Year       Expenses      Accounts       (A)          Year

Allowance for doubtful accounts and returns:

  August 31, 1997                                $131,000      $ 74,000      $   -       $(20,000)     $185,000

  August 31, 1996                                 113,000        44,000          -        (26,000)      131,000

  August 31, 1995                                  59,000       132,000          -        (78,000)      113,000


(A) Net write-offs of bad debts (net of recoveries).