Form 10QSB
period 1997-11-30
INTERNATIONAL ELECTRONICS INC
filed 1998-01-13
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For Quarter Ended              November 30, 1997
                  --------------------------------------------------------------


Commission File Number             2-91218-B
                       ---------------------------------------------------------


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


                                (781) 821-5566
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


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


         1,493,301 common shares were outstanding at January 5, 1998.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.   Financial Information:                                      Page No.
                                                                      --------
          Item 1:   Financial Statements (unaudited)
                    --------------------------------

          Condensed Consolidated Balance Sheets, November 30, 1997
          and August 31, 1997                                              2

          Condensed Consolidated Statements of Operations, three months
          ended November 30, 1997 and 1996                                 3

          Condensed Consolidated Statement of Shareholders' Equity,
          three months ended November 30, 1997                             4

          Condensed Consolidated Statements of Cash Flows, three
          months ended November 30, 1997 and 1996                          5

          Notes to Condensed Consolidated Financial Statements            6-8

          Item 2:    Management's Discussion and Analysis of
                     ---------------------------------------
                     Financial Condition and Results of Operations       9-13
                     ---------------------------------------------

Part II.  Other Information:

          Item 6: Exhibits and Reports on Form 8-K                        14
                  --------------------------------

          Signature                                                       14
          ---------

                       INTERNATIONAL ELECTRONICS, INC.
                       -------------------------------

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------
                                  (unaudited)


                                    Nov. 30, 1997  August 31, 1997
                                    -------------  ---------------
ASSETS
------
Current assets:
  Cash and equivalents                $  223,617       $  160,075
  Accounts receivable, net             1,017,768        1,035,596
  Inventories                          1,130,925        1,078,561
  Other current assets                   130,244          133,274
                                      ----------       ----------
  Total current assets                 2,502,554        2,407,506

Equipment, furniture and
  improvements, net                      441,727          357,289

Other assets:
  Goodwill and other intangibles, net    213,293          235,029
  Other                                   18,998           26,349
                                      ----------       ----------
                                         232,291          261,378
                                      ----------       ----------
                                      $3,176,572       $3,026,173
                                      ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------
Current liabilities:
  Accounts payable                    $  513,190       $  684,431
  Accrued expenses                     1,044,231          847,210
  Income taxes                            44,000           39,000
  Current portion of long-term
    obligations                           40,947           36,212
                                      ----------       ----------
  Total current liabilities            1,642,368        1,606,853

Long-term obligations                     73,718           68,369
Commitments

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized 5,984,375 shares
    Issued 1,528,301 shares               15,283           15,283
  Capital in excess of par value       4,784,738        4,784,267
  Accumulated deficit                 (3,300,891)      (3,409,955)
  Less treasury stock, at cost:
    35,000 shares                        (38,644)         (38,644)
                                     -----------      -----------
    Total shareholders' equity         1,460,486        1,350,951
                                     -----------      -----------
                                     $ 3,176,572      $ 3,026,173
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

                       INTERNATIONAL ELECTRONICS, INC.
                       -------------------------------

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              -----------------------------------------------
                                  (unaudited)

                                      Three months ended
                                 -----------------------------
                                 Nov. 30, 1997   Nov. 30, 1996
                                 -------------   -------------
Net sales                         $2,360,932      $2,298,156

Cost of sales                      1,297,351       1,367,829
                                   ---------     -----------

Gross profit                       1,063,581         930,327

Research and development costs       102,723         114,118

Selling, general and
administrative expenses              805,701         763,488
                                   ---------    ------------

Income from operations               155,157          52,721

Interest expense                      (3,136)        (12,046)

Other income                           1,043           3,453
                                   ---------    ------------

Income before taxes                  153,064          44,128

Provision for taxes                   44,000          16,000
                                   ---------   -------------

Net income                          $109,064         $28,128
                                   =========    ============

Net income per share                    $.07            $.02
                                   =========    ============

Weighted average number
of common and equivalent
shares outstanding                 1,587,053       1,720,894
                                   =========    ============

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

         CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
         -------------------------------------------------------------
                                  (unaudited)

                       Common Stock      Capital in                   Treasury Stock
                       ------------      excess of    Accumulated     --------------
                   Shares      Amount    par value      Deficit       Shares    Cost      Total
                   ------      ------    ---------      -------       ------    ----      -----
Balances,
September 1, 1997  1,528,301   $15,283   $4,784,267   ($3,409,955)    35,000  ($38,644)  $1,350,951

Issuance of
stock warrants         -          -             471         -            -         -            471

Net income             -          -            -          109,064        -         -        109,064

                   ---------   -------   ----------   ------------    ------  --------   ----------
Balances,
November 30, 1997  1,528,301   $15,283   $4,784,738   ($3,300,891)    35,000  ($38,644)  $1,460,486
                   =========   =======   ==========   ============    ======  ========   ==========

      See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
              ----------------------------------------------------
                                  (unaudited)

                                                       Three months ended
                                                   -----------------------------
                                                   Nov. 30, 1997   Nov. 30, 1996
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                        $ 109,064       $  28,128
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                        51,579          61,241
   Stock warrants issued for professional
     services                                              471               -
   Changes in operating assets and liabilities:
      Accounts receivable                               17,828        (104,229)
      Inventories                                      (52,364)         34,725
      Other current assets                               3,030           3,469
      Income taxes                                       5,000         (24,000)
      Accounts payable and accrued
        expenses                                        25,780         108,528
                                                     ---------       ---------
      Net cash provided by
        operating activities                           160,388         107,862


CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
   Net purchase of equipment,
     furniture and improvements                       (114,281)        (25,645)
   Other assets                                          7,351         (11,142)
                                                     ---------       ---------
   Net cash used in investing
     activities and other                             (106,930)        (36,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to debt obligations                        22,250               -
   Reduction of notes payable and debt
     obligations                                       (12,166)        (26,878)
   Issuance of common stock and
     warrants                                                -           2,580
                                                     ---------       ---------
   Net cash provided by (used in)
     financing activities                               10,084         (24,298)

CASH AND EQUIVALENTS:
   Net increase during period                           63,542          46,777
   Balances, beginning of period                       160,075         556,745
                                                     ---------       ---------
   Balances, end of period                           $ 223,617       $ 603,522
                                                     =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:

   Equipment acquired under capitalized leases           $-            $29,726


See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)


A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 1997 and the results of operations for the three months then ended.

   Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1997.

B. Net Income per Share:
   ---------------------

   Net income per share is based on the weighted average common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants. Primary income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding based on the average market price of the Company's common stock (under the treasury stock method). Income per share, on a fully diluted basis, is computed as described above utilizing the higher of the ending or average market price of the Company's common stock. Primary and fully diluted income per share are the same for the periods presented.

C. Principles of Consolidation:
   ----------------------------

   The accompanying condensed consolidated financial statements include the accounts of the Company, its majority owned subsidiary, Ecco Industries, Inc. and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)


E. Long-term Obligations:
   ----------------------

   Long-term obligations are summarized as follows:

                                             Nov. 30, 1997  Aug. 31, 1997
                                             -------------  -------------
    7-18% capitalized lease obligations,
    due through April, 2001 (Note G)            $51,954        $60,627

    Other                                        14,000         14,000

    Equipment line of credit, 8.5% (Note F)      22,323         24,352

    8-13% equipment loans, collateralized
    by equipment, final payment due
    Nov., 2001                                   26,388          5,602
                                                 ------          -----
                                                114,665        104,581

    Less current portion                        (40,947)       (36,212)
                                                -------        -------
                                                $73,718        $68,369
                                                =======        =======

   The aggregate principal payments on long-term obligations, excluding capital leases are $22,177 (1998), $22,439 (1999), $11,854 (2000), and $6,241 (2001).

F. Bank Arrangements:
   -----------------

   In February 1997, the Company established a bank working capital demand line of credit with borrowings up to $1,000,000 and a $250,000 equipment line of credit. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, and a required minimum current ratio and debt to tangible net worth ratio. As of November 30, 1997, no borrowings have been made under the working capital line of credit and the Company has $22,323 in borrowings under the equipment line of credit at an interest rate of 8.5% which is payable in monthly installments through August 2000.

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

   Future minimum capital lease payments under non-cancelable lease terms in excess of one year at November 30, 1997 are as follows:

          1998                         $ 24,486
          1999                           22,355
          2000                           10,584
          2001                            4,230
                                       --------

       Total minimum lease payments      61,655

       Less interest                     (9,701)
                                       --------

       Net minimum lease payments        51,954

       Less current portion             (18,770)
                                       --------

       Long-term portion               $ 33,184
                                       ========


                   Management's Discussion  and Analysis of
                   ----------------------------------------

                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of November 30, 1997, the Company had working capital of $860,186 compared to $800,653 at August 31, 1997. The ratio of current assets to current liabilities was 1.5 at both November 30, 1997 and August 31, 1997. The debt to equity ratio was 1.2 at both November 30, 1997 and August 31, 1997. The increase in working capital is primarily the result of the Company's operating cash flow, offset in part by the purchase of fixed assets for the first quarter of fiscal 1998.

Net capital expenditures were $114,281 and $55,371 for the three months ended November 30, 1997 and 1996, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

Results of Operations
---------------------

Net sales for the first quarter of fiscal 1998 increased 3% as compared to the first quarter of fiscal 1997. The increase in sales for the first quarter of fiscal 1998 primarily reflects increases in access control and keypad sales, offset in part by a reduction in glassbreak detector sales.

The ratios of gross profit to sales for the three months ended November 30, 1997 and 1996 were 45% and 40%, respectively. The increase is primarily the result of product mix, lower product costs and the settlement for $75,000 of an agreement with a customer who failed to purchase certain minimum quantities of the Company's products.

Research and development expenses were $102,723 and $114,118 for the three months ended November 30, 1997 and 1996, respectively. The decrease in costs is primarily due to lower personnel and related costs.

As a percentage of net sales, selling, general and administrative expenses were 34% and 33% for the three months ended November 30, 1997 and 1996, respectively.

The provision for income taxes for the first quarter of fiscal 1998 represents foreign, federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate for the three months ended November 30, 1997 of 29% was less than the combined federal and state statutory income tax rates, primarily as a result of the utilization of available net operating loss carryforwards.

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

SFAS No. 129, "Disclosure of Information about Capital Structure" will be effective commencing with the Company's second quarter in fiscal 1998. SFAS No. 130, "Reporting Comprehensive Income" will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS Nos. 129, 130 and 131 will have on its consolidated financial statements and disclosures.

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

The Company has identified certain risks and uncertainties as factors which may impact on its operating results that are detailed below. All of these factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. The Company experienced a loss of approximately ($231,000) for the year ended August 31, 1995. For the years ended August 31, 1996, 1997 and three months ended November 30, 1997, the Company had net income of approximately $162,000, $70,000 and $109,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Maintain Listing on NASDAQ. In March 1992, the NASD changed its standards for a company's stock to maintain its listing on NASDAQ. The revised standards included maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and shareholders' equity with a minimum balance of $1,000,000. Although the Company has maintained its NASDAQ listing, the Company has, at times, been unable to maintain the $1.00 minimum bid price criteria.

In February, 1997, the NASD adopted new more stringent standards for a company to maintain its stock listing on NASDAQ. The new standards may result in the Company's common stock losing its listing on NASDAQ. The final standards will be effective on February 23, 1998.

One of the newly adopted standards includes maintaining minimum net tangible shareholders' equity of $2,000,000. As of November 30, 1997, the Company had net tangible shareholders' equity of approximately $1,247,000. The Company does not presently meet the standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock will no longer be listed on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares at a favorable price.

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

Part II.  Other Information
---------------------------

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                (a) Exhibits:

                    (11.1)   Calculation of Net Income Per Share

                    (27)     Financial Data Schedule

                (b) There were no reports on Form 8-K filed for the
                    three months ended November 30, 1997.


                              SIGNATURE
                              ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.



                                      International Electronics, Inc.



Date: 1/13/98                         /s/  John Waldstein
      --------                        ------------------------------------------
                                      John Waldstein, President,
                                      Treasurer & Chief Financial and Accounting
                                      Officer and duly authorized to sign.