Form 10QSB
period 1998-02-28
INTERNATIONAL ELECTRONICS INC
filed 1998-04-03
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended       February 28, 1998
                  --------------------------------------------------------------


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X     NO
                       -----  ----


          1,493,301 common shares were outstanding at March 30, 1998.

                        INTERNATIONAL ELECTRONICS, INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.  Financial Statements (unaudited)
         --------------------------------

         Condensed Consolidated Balance Sheets, February 28, 1998
         and August 31, 1997                                               2

         Condensed Consolidated Statements of Operations, three and six
         months ended February 28, 1998 and 1997                           3

         Condensed Consolidated Statement of Shareholders' Equity,
         six months ended February 28, 1998                                4

         Condensed Consolidated Statements of Cash Flows, six
         months ended February 28, 1998 and 1997                           5

         Notes to Condensed Consolidated Financial Statements             6-9

         Item 2:  Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations          10-14
                  ---------------------------------------------

Part II. Other Information:

         Item 6: Exhibits and Reports on Form 8-K                         15
               --------------------------------

         Signature                                                        15
         ---------


                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                        Feb. 28, 1998   August 31, 1997
                                        -------------   ---------------

ASSETS
------
Current assets:
 Cash and equivalents                   $     462,021   $       160,075
 Accounts receivable, net                     986,922         1,035,596
 Inventories                                  981,508         1,078,561
 Other current assets                         152,633           133,274
                                        -------------   ---------------
 Total current assets                       2,583,084         2,407,506

Equipment, furniture and
   improvements, net                          427,186           357,289
Other assets:
 Goodwill and other intangibles, net          191,673           235,029
 Other                                         16,438            26,349
                                        -------------   ---------------
                                              208,111           261,378
                                        -------------   ---------------
                                        $   3,218,381   $     3,026,173
                                        =============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                       $     394,872   $       684,431
 Accrued expenses                           1,030,405           847,210
 Income taxes                                  72,000            39,000
 Current portion of long-term
   obligations                                 54,071            36,212
                                        -------------   ---------------
 Total current liabilities                  1,551,348         1,606,853

Long-term obligations                          97,438            68,369
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,528,301 shares                     15,283            15,283
 Capital in excess of par value             4,785,209         4,784,267
 Accumulated deficit                       (3,192,253)       (3,409,955)
 Less treasury stock, at cost:
   35,000 shares                              (38,644)          (38,644)
                                        -------------   ---------------
   Total shareholders' equity               1,569,595         1,350,951
                                        -------------   ---------------
                                        $   3,218,381   $     3,026,173
                                        =============   ===============

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL ELECTRONICS, INC.
                       -------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (unaudited)


                                         Three months ended              Six months ended
                                   ------------------------------  -----------------------------
                                   Feb. 28, 1998   Feb. 28, 1997   Feb 28, 1998   Feb. 28, 1997
                                   --------------  --------------  -------------  --------------

Net sales                          $   2,232,020   $   2,186,681   $  4,592,952   $   4,484,837

Cost of sales                          1,208,964       1,326,251      2,506,315       2,694,080
                                   -------------   -------------   ------------   -------------

Gross profit                           1,023,056         860,430      2,086,637       1,790,757

Research and development costs           126,037         136,763        228,760         250,881

Selling, general and
administrative expenses                  756,596         793,532      1,562,297       1,557,020
                                   -------------   -------------   ------------   -------------

Income (loss) from operations            140,423         (69,865)       295,580         (17,144)

Interest expense                          (3,322)        (12,020)        (6,458)        (24,066)

Other income (expense)                      (463)          7,661            580          11,116
                                   -------------   -------------   ------------   -------------

Income (loss) before
   extraordinary gain and taxes          136,638         (74,224)       289,702         (30,094)

Extraordinary gain, net of
   income tax expense of $1,000                -          10,446              -          10,446
                                   -------------   -------------   ------------   -------------

Income (loss) before taxes               136,638         (63,778)       289,702         (19,648)

Provision for taxes                       28,000           6,000         72,000          22,000
                                   -------------   -------------   ------------   -------------

Net income (loss)                  $     108,638        ($69,778)  $    217,702        ($41,648)
                                   =============   =============   ============   =============

Net income (loss) per share:

   Basic                           $         .07           ($.05)          $.15           ($.03)

   Diluted                         $         .07           ($.05)          $.14           ($.03)
                                   =============   =============   ============   =============

Shares used in computing
   net income (loss) per share:

   Basic                               1,493,301       1,492,551      1,493,301       1,492,510

   Diluted                             1,569,802       1,492,551      1,580,718       1,492,510
                                   =============   =============   ============   =============

See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)


                        Common Stock     Capital in                       Treasury Stock
                     ------------------  excess of   Accumulated         ---------------
                      Shares    Amount   par value     Deficit       Shares        Cost            Total
                     ---------  -------  ----------  ------------    ------   ---------------    -----------

Balances,
September 1, 1997    1,528,301  $15,283  $4,784,267  ($3,409,955)     35,000        ($38,644)     $1,350,951

Issuance of stock
warrants                     -        -         942            -           -               -             942

Net income                   -        -           -      217,702           -               -         217,702

Balances,            ---------  -------  ----------  ------------    -------  ---------------    -----------
February 28, 1997    1,528,301  $15,283  $4,785,209  ($3,192,253)     35,000        ($38,644)     $1,569,595
                     =========  =======  ==========  ============    =======  ===============    ===========

See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                          Six months ended
                                                   ------------------------------
                                                   Feb. 28, 1998   Feb. 28, 1997
                                                   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $     217,702        ($41,648)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization                          94,577         130,766
   Stock warrants issued for professional
       services                                              942               -
   Changes in operating assets and liabilities:
      Accounts receivable                                 48,674           9,308
      Inventories                                         97,053         (13,141)
      Other current assets                               (19,359)         (4,590)
      Income taxes                                        33,000         (17,000)
      Accounts payable and accrued
        expenses                                        (106,364)        445,548
                                                   -------------   -------------
      Net cash provided by
        operating activities                             366,225         509,243

CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
   Net purchase of equipment,
      furniture and improvements                        (121,118)       (108,885)
   Other assets                                            9,911         (27,857)
                                                   -------------   -------------
   Net cash used in investing
     activities and other                               (111,207)       (136,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions of notes payable
     and debt obligations                                 62,672               -
   Issuance of common stock                                    -           2,580
   Reduction of notes payable and debt
     obligations                                         (15,744)       (423,970)
                                                   -------------   -------------
   Net cash provided by (used in)
     financing activities                                 46,928        (421,390)
                                                   -------------   -------------

CASH AND EQUIVALENTS:
   Net increase (decrease) during period                 301,946         (48,889)
   Balances, beginning of period                         160,075         556,745
                                                   -------------   -------------
   Balances, end of period                         $     462,021   $     507,856
                                                   =============   =============

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:

   Equipment acquired under capitalized leases     $           -   $      29,726

See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)



A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1998 and the results of operations for the three and six months then ended.

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


C. Net Income (Loss) per Share:
   ----------------------------

   In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 replaced the previously reported primary and fully diluted income
   (loss) per share with basic and diluted income (loss) per share. Unlike primary income (loss) per share, basic income (loss) per share excludes any dilutive effects of options and warrants. Diluted income (loss) per share is very similar to the previously reported fully diluted income (loss) per share. All income (loss) per share amounts for all periods have been presented, and, where necessary, restated to conform to SFAS No. 128 requirements.

   Basic income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive option and warrant shares outstanding based on the average market price of the Company's common stock (under the treasury stock method).

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)


   The following table sets forth the computation of basic and diluted income
(loss) per share:


                                           Three months ended              Six months ended
                                      -----------------------------  -----------------------------
                                      Feb. 28, 1998  Feb. 28, 1997   Feb. 28, 1998  Feb. 28, 1997
                                      -------------  --------------  -------------  --------------

Net income (loss)                     $     108,638       ($69,778)  $     217,702       ($41,648)
                                      =============  =============   =============  =============

Shares used in computation:
  Weighted average
  shares outstanding for
  basic income (loss) per share           1,493,301      1,492,551       1,493,301      1,492,510

   Effect of dilutive option
     and warrant shares                      76,501              -          87,417              -
                                      -------------  -------------   -------------  -------------
   Total shares for diluted income
     (loss) per share                     1,569,802      1,492,551       1,580,718      1,492,510
                                      =============  =============   =============  =============
Basic income (loss) per share:
    Income (loss) before
    extraordinary gain                $         .07          ($.06)  $         .15          ($.04)

    Extraordinary gain                            -            .01               -            .01
                                      -------------  -------------   -------------  -------------

    Net income (loss)                 $         .07          ($.05)  $         .15          ($.03)
                                      =============  =============   =============  =============
Diluted income (loss) per share:

    Income (loss) before
       extraordinary gain             $         .07          ($.06)  $         .14          ($.04)

    Extraordinary gain                            -            .01               -            .01
                                      -------------  -------------   -------------  -------------

    Net income (loss)                 $         .07          ($.05)  $         .14          ($.03)
                                      =============  =============   =============  =============


The calculations for diluted net income (loss) per share did not include an aggregate out of the money options and warrants of 98,037 and 118,871 for the three months ended November 30, 1997 and February 28, 1998, respectively.


D. Principles of Consolidation:
   ----------------------------

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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

E.    Long-term Obligations:
      ----------------------

      Long-term obligations are summarized as follows:

                                               Feb. 28, 1998   Aug. 31, 1997
                                               --------------  --------------
    Equipment line of credit, 8.5% (Note F)    $      82,966   $      24,352

    7-18% capitalized lease obligations,
    due through April 2001 (Note G)                   47,488          60,627

    8 - 13% equipment loans, collateralized
    by equipment, final payment due
    Nov., 2001                                        21,055           5,602

    Other                                                  -          14,000
                                               -------------   -------------
                                                     151,509         104,581

    Less current portion                             (54,071)        (36,212)
                                               -------------   -------------
                                               $      97,438   $      68,369
                                               =============   =============

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

   The aggregate principal payments on long-term obligations as of February 28, 1998, excluding capital leases are $34,629 (1999), $35,036 (2000), $29,629
   (2001), and $4,727 (2002).


F. Bank Arrangements:
   ------------------

   In February 1997, the Company established a bank working capital demand line of credit with borrowings up to $1,000,000 and a $250,000 equipment line of credit. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, and required minimum current ratio and debt to tangible net worth ratio. As of February 28, 1998, no borrowings have been made under the working capital line of credit and the Company has $82,966 in borrowings under the equipment line of credit at an interest rate of 8.5% which is payable in monthly installments through February 2001.

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

   Future minimum capital lease payments under lease terms in excess of one year at February 28, 1998 are as follows:

          1999                         $ 24,486
          2000                           19,157
          2001                            9,473
          2002                            2,417
                                       --------

       Total minimum lease payments      55,533
       Less interest                     (8,045)
                                       --------
       Net minimum lease payments        47,488
       Less current portion             (19,442)
                                       --------
       Long-term portion               $ 28,046
                                       ========


                 Management's Discussion and Analysis of
                 ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of February 28, 1998, the Company had working capital of $1,031,736 compared to $800,653 at August 31, 1997. The ratio of current assets to current liabilities was 1.7 at February 28, 1998 as compared to 1.5 at August 31, 1997. The debt to equity ratio was 1.1 at February 28, 1998 and 1.2 at August 31, 1997. The increase in working capital and current ratio and the decrease in the debt to equity are the result of the Company's net income for the first six months of fiscal 1998.

Capital expenditures were $121,118 and $138,611 for the six months ended February 28, 1998 and 1997, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

As of February 28, 1998, the Company had bank lines of credit for working capital financing of up to $1,000,000 and $250,000 for equipment purchases. See Notes E and F to Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations
---------------------

Net sales for the second quarter and first six months of fiscal 1998 both increased 2% as compared to the comparable periods of fiscal 1997. The increases in sales for the second quarter and first half of fiscal 1998 primarily reflect increases in access control and keypad sales, offset in part by a reduction in glassbreak detector sales.

The ratio of gross profit to sales for the three months ended February 28, 1998 and 1997 were 46% and 39%, respectively. The ratio of gross profit to sales for the six months ended February 28, 1998 and 1997 were 45% and 40%, respectively. The increases in gross profits are primarily the results of decreases in warranty costs and a reduction in product costs resulting from favorable pricing terms from vendors.

Research and development expenses were $126,037 and $228,760 for the second quarter and six months ended February 28, 1998, respectively, compared to $136,763 and $250,881 for the comparable periods of fiscal 1997. The decreases in costs are primarily due to lower personnel and related costs.

As a percentage of net sales, selling, general and administrative expenses were 34% and 36% for the three months ended February 28, 1998 and 1997, respectively and were 34% and 35% for the six months ended February 28, 1998 and 1997, respectively. The decreases in expenses as a percentage of net sales are primarily the result of increased productivity from sales personnel.

The gain on extinguishment of debt for the three and six months ended February 28, 1997 of $10,446 represents a prepayment discount from the FDIC. The provision for income taxes for the second quarter and first half of fiscal 1998 represents foreign, federal alternative minimum taxes and state tax expense. The Company's effective income tax rate for the six months ended February 28, 1998 of 25% was less than the combined federal and state statutory income tax rates, primarily as a result of the utilization of available net operating loss carryforwards.

YEAR 2000 COMPLIANCE

The Company is in the process of reviewing its computer systems to identify those areas that could be affected by the "Year 2000" issue and is analyzing its computer systems to determine what kind of implementation plan is necessary to address the issue. The Company presently believes, with modifications to its existing software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS Nos. 130 and 131 will have on its consolidated financial statements and disclosures.

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

The Company has identified certain factors that may affect the Company's stock price which are detailed below.

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

Effective February 23, 1998, the NASD adopted new more stringent standards for a company to maintain its stock listing on NASDAQ. One of the newly adopted standards includes maintaining minimum net tangible shareholders' equity of $2,000,000. As of February 28, 1998, the Company had net tangible shareholders' equity of approximately $1,378,000. The Company does not presently meet the standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock will no longer be listed on NASDAQ.

The Company has requested an exception to the $2,000,000 minimum net tangible shareholders' equity requirement to allow the Company time to comply with such requirement. The Company has received a temporary exception to the net tangible shareholders' equity requirement until the NASD holds a hearing as the Company has requested. The NASD has informed the Company that the hearing is scheduled for the week of April 6, 1998. Any delisting action will not occur until the NASD makes a written determination. If the NASD does not grant an exception to the requirement, the Company has the right to appeal such action. The Company cannot evaluate the prospects of receiving an exception from the NASD. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares at a favorable price.


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


LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. The Company experienced a loss of approximately ($231,000) for the year ended August 31, 1995. For the years ended August 31, 1996, 1997, and for the six months ended February 28, 1998, the Company had net income of approximately $162,000, $70,000 and $218,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.


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

Part II.  Other Information
---------------------------

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

               (a)  Exhibits:

                    (27)   Financial data schedule

               (b) There were no reports on Form 8-K filed for the three months ended February 28, 1998.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 4/03/98                         /s/  John Waldstein
      -------                         ------------------------------------------
                                      John Waldstein, President,
                                      Treasurer & Chief Financial and Accounting
                                      Officer and duly authorized to sign.