Form 10QSB
period 1998-05-31
INTERNATIONAL ELECTRONICS INC
filed 1998-07-14
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                    May 31, 1998
                         -------------------------------------


Commission File Number                 2-91218-B
                          ------------------------------------



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



                                (781) 821-5566
                                --------------
               (Issuer's telephone number, including area code)


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


           1,493,301 common shares were outstanding at July 7, 1998.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.   Financial Statements (unaudited)
          --------------------------------

     Condensed Consolidated Balance Sheets, May 31, 1998
     and August 31, 1997                                                    2

     Condensed Consolidated Statements of Operations, three and
     nine months ended May 31, 1998 and 1997                                3

     Condensed Consolidated Statement of Shareholders' Equity,
     nine months ended May 31, 1998                                         4

     Condensed Consolidated Statements of Cash Flows, nine
     months ended May 31, 1998 and 1997                                     5

     Notes to Condensed Consolidated Financial Statements                  6-9

          Item 2:  Management's Discussion and Analysis of
                   ---------------------------------------
                   Financial Condition and Results of Operations         10-14
                   ---------------------------------------------


Part II.  Other Information:

          Item 4:   Submission of Matters to a Vote of Security Holders     15
                    ---------------------------------------------------

          Item 6:   Exhibits and Reports on Form 8-K                        15
                    ---------------------------------------------------

          Signature                                                         15
          ---------

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                   ----------------------------------------
                                  (unaudited)

                                        May 31, 1998   August 31, 1997
                                        -------------  ----------------

ASSETS
--------------------------------------
Current assets:
 Cash and equivalents                    $   557,175       $   160,075
 Accounts receivable, net                    992,816         1,035,596
 Inventories                               1,041,930         1,078,561
 Other current assets                        166,191           133,274
                                         -----------       -----------
 Total current assets                      2,758,112         2,407,506

Equipment, furniture and
   improvements, net                         410,024           357,289
Other assets:
 Goodwill and other intangibles, net         170,052           235,029
 Other                                        17,405            26,349
                                         -----------       -----------
                                             187,457           261,378
                                         -----------       -----------
                                         $ 3,355,593       $ 3,026,173
                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------
Current liabilities:
 Accounts payable                        $   411,028       $   684,431
 Accrued expenses                          1,010,176           847,210
 Income taxes                                100,000            39,000
 Current portion of long-term
   obligations                                63,126            36,212
                                         -----------       -----------
 Total current liabilities                 1,584,330         1,606,853

Long-term obligations                         99,200            68,369
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,528,301 shares                    15,283            15,283
 Capital in excess of par value            4,785,679         4,784,267
 Accumulated deficit                      (3,090,255)       (3,409,955)
 Less treasury stock, at cost:
   35,000 shares                             (38,644)          (38,644)
                                         -----------       -----------
   Total shareholders' equity              1,672,063         1,350,951
                                         -----------       -----------
                                         $ 3,355,593       $ 3,026,173
                                         ===========       ===========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              ---------------------------------------------------
                                  (unaudited)

                                        Three months ended            Nine months ended
                                   ----------------------------  ----------------------------
                                   May 31, 1998   May 31, 1997   May 31, 1998   May 31, 1997
                                   -------------  -------------  -------------  -------------

Net sales                            $2,437,287     $2,334,115     $7,030,239     $6,818,952

Cost of sales                         1,287,497      1,392,871      3,793,812      4,086,951
                                     ----------     ----------     ----------     ----------

Gross profit                          1,149,790        941,244      3,236,427      2,732,001

Research and development costs          158,106        132,548        386,866        383,429

Selling, general and
administrative expenses                 868,001        794,191      2,430,298      2,351,211
                                     ----------     ----------     ----------     ----------

Income (loss) from operations           123,683         14,505        419,263         (2,639)

Interest expense                         (4,650)        (3,617)       (11,108)       (27,683)

Other income (expense), net              10,965          9,375         11,545         20,489
                                     ----------     ----------     ----------     ----------

Income (loss) before
   extraordinary gain and taxes         129,998         20,263        419,700         (9,833)

Extraordinary gain, net of
   income tax expense of $1,000               -              -              -         10,446
                                     ----------     ----------     ----------     ----------

Income before taxes                     129,998         20,263        419,700            613

Provision for taxes                      28,000         10,000        100,000         32,000
                                     ----------     ----------     ----------     ----------

Net income (loss)                    $  101,998     $   10,263     $  319,700     $  (31,387)
                                     ==========     ==========     ==========     ==========

Net income (loss) per share:

   Basic                                   $.07           $.01           $.21          $(.02)

   Diluted                                 $.06           $.01           $.20          $(.02)
                                     ==========     ==========     ==========     ==========

Shares used in computing
   net income (loss) per share:

   Basic                              1,493,301      1,492,551      1,493,301      1,492,524

   Diluted                            1,586,750      1,642,894      1,582,728      1,492,524
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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

         CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
         -------------------------------------------------------------
                                  (unaudited)


                        Common Stock     Capital in                           Treasury Stock
                     ------------------  excess of   Accumulated            ------------------
                      Shares    Amount   par value     Deficit     Shares       Cost          Total
                     ---------  -------  ----------  ------------  ------  --------------   ----------

Balances,
September 1, 1997    1,528,301  $15,283  $4,784,267  $(3,409,955)  35,000   $(38,644)       $1,350,951

Issuance of stock
warrants                     -        -       1,412            -        -           -            1,412

Net income                   -        -           -      319,700        -           -          319,700
                     ---------  -------  ----------  ------------  ------  --------------   ----------
Balances,
May 31, 1998         1,528,301  $15,283  $4,785,679  $(3,090,255)  35,000   $(38,644)       $1,672,063
                     =========  =======  ==========  ===========   ======  ==============   ==========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
              ----------------------------------------------------
                                  (unaudited)

                                                        Nine months ended
                                                   ----------------------------
                                                   May 31, 1998   May 31, 1997
                                                   -------------  -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income (loss)                                  $ 319,700       ($31,387)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization                        212,618        203,508
   Stock warrants issued for professional
       services                                           1,412              -
   Changes in operating assets and liabilities:
      Accounts receivable                                42,780        (19,954)
      Inventories                                        36,631       (266,120)
      Other current assets                              (32,917)         3,884
      Income taxes                                       61,000         (8,000)
      Accounts payable and accrued
        expenses                                       (110,437)       538,258
                                                      ---------      ---------
      Net cash provided by
        operating activities                            530,787        420,189

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
AND  OTHER:
   Net purchase of equipment,
      furniture and improvements                       (200,376)      (130,593)
   Other assets                                           8,944        (25,363)
                                                      ---------      ---------
   Net cash used in investing
     activities and other                              (191,432)      (155,956)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Additions of notes payable
     and debt obligations                                89,214              -
   Issuance of common stock                                   -          4,045
   Reduction of notes payable and debt
     obligations                                        (31,469)      (437,854)
                                                      ---------      ---------
   Net cash provided by (used in)
     financing activities                                57,745       (433,809)
                                                      ---------      ---------

CASH  AND  EQUIVALENTS:
   Net increase (decrease) during period                397,100       (169,576)
   Balances, beginning of period                        160,075        556,745
                                                      ---------      ---------
   Balances, end of period                            $ 557,175      $ 387,169
                                                      =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTIONS:

   Equipment acquired under capitalized leases        $       -      $  42,326

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (unaudited)


A.   Financial Statements:
     ---------------------

     In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1998 and the results of operations for the three and nine months then ended.

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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (continued)
                                  (unaudited)


   The following table sets forth the computation of basic and diluted income
   (loss) per share:

                                              Three months ended             Nine months ended
                                         -----------------------------  ---------------------------
                                         May 31, 1998     May 31, 1997  May 31, 1998  May 31, 1997
                                        ----------------  ------------  ------------  -------------

Net income (loss)                             $  101,998    $   10,263    $  319,700      $(31,387)
                                              ==========    ==========    ==========     =========

Shares used in computation:
  Weighted average
  shares outstanding for
  basic income (loss) per share                1,493,301     1,492,551     1,493,301     1,492,524

   Effect of dilutive option
     and warrant shares                           93,449       150,343        89,427             -
                                              ----------    ----------    ----------     ---------

   Total shares for diluted income
     (loss) per share                          1,586,750     1,642,894     1,582,728     1,492,524
                                              ==========    ==========    ==========     =========

Basic income (loss) per share:
    Income (loss) before
    extraordinary gain                        $      .07    $      .01    $      .21         $(.03)

    Extraordinary gain                                 -             -             -           .01
                                              ----------    ----------    ----------     ---------

    Net income (loss)                         $      .07    $      .01    $      .21         $(.02)
                                              ==========    ==========    ==========     =========

Diluted income (loss) per share:

    Income (loss) before
       extraordinary gain                     $      .06    $      .01    $      .20         $(.03)

    Extraordinary gain                                 -             -             -           .01
                                              ----------    ----------    ----------     ---------

    Net income (loss)                         $      .06    $      .01    $      .20         $(.02)
                                              ==========    ==========    ==========     =========

The calculations for diluted income (loss) per share did not include an aggregate out of the money options and warrants of 98,037, 118,871 and 97,537 for the three months ended November 30, 1997, February 28, 1998 and May 31, 1998, respectively.


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

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
           ---------------------------------------------------------
                                  (continued)
                                  (unaudited)


E.   Long-term Obligations:
     ----------------------
     Long-term obligations are summarized as follows:

                                               May 31, 1998   Aug. 31, 1997
                                               -------------  --------------

    Equipment line of credit, 8.5% (Note F)        $ 99,627        $ 24,352

    7-18% capitalized lease obligations,
    due through April 2001 (Note G)                  42,863          60,627

    8 - 13% equipment loans, collateralized
    by equipment, final payment due
    Nov., 2001                                       19,836           5,602

    Other                                                 -          14,000
                                                   --------        --------
                                                    162,326         104,581

    Less current portion                            (63,126)        (36,212)
                                                   --------        --------
                                                   $ 99,200        $ 68,369
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

     The aggregate principal payments on long-term obligations as of May 31, 1998, excluding capital leases are $42,984 (1999), $43,401 (2000), $29,897
     (2001), and $3,181 (2002).


F.   Bank Arrangements:
     ------------------

     The Company has available up to $1,000,000 for a working capital demand line of credit. The Company also had approximately $225,000 available for equipment financing as of May 31, 1998. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends and required minimum current ratio and debt to tangible net worth ratio. As of May 31, 1998, no borrowings have been made under the working capital line of credit and the Company has $99,627 in borrowings under the equipment line of credit at an interest rate of 8.5% which is payable in monthly installments through February 2001.

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

     Future minimum capital lease payments under lease terms in excess of one year at May 31, 1998 are as follows:

          1999                         $ 24,486
          2000                           15,959
          2001                            8,361
          2002                              604
                                       --------

       Total minimum lease payments      49,410

       Less interest                     (6,547)
                                       --------
       Net minimum lease payments        42,863

       Less current portion             (20,142)
                                       --------
       Long-term portion               $ 22,721
                                       ========


                  Management's  Discussion  and  Analysis  of
                 ---------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of May 31, 1998, the Company had working capital of $1,173,782 compared to $800,653 at August 31, 1997. The ratio of current assets to current liabilities was 1.7 at May 31, 1998 as compared to 1.5 at August 31, 1997. The debt to equity ratio was 1.0 at May 31, 1998 and 1.2 at August 31, 1997. The increase in working capital and current ratio and the decrease in the debt to equity are the result of the Company's net income for the first nine months of fiscal 1998.

Capital expenditures were $155,388 and $172,919 for the nine months ended May 31, 1998 and 1997, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

As of May 31, 1998, the Company had available bank lines of credit for working capital financing of up to $1,000,000 and $225,248 for equipment purchases. See Notes E and F to Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations
---------------------

Net sales for the third quarter of fiscal 1998 increased 4% as compared to the third quarter of fiscal 1997. Net sales for the first nine months of fiscal 1998 increased 3% as compared to the comparable periods of fiscal 1997. The increases in sales for the third quarter and first nine months of fiscal 1998 primarily reflect increases in access control and keypad sales, offset in part by a reduction in glassbreak detector sales.

The ratios of gross profit to sales for the three months ended May 31, 1998 and 1997 were 47% and 40%, respectively. The ratios of gross profit to sales for the nine months ended May 31, 1998 and 1997 were 46% and 40%, respectively. The increases in gross profits are primarily the results of decreases in warranty costs, a reduction in product costs resulting from favorable pricing terms from vendors and an increase in the price of the Company's products to its customers effective January 1998. The Company expects a reduction in its current gross profit percentage in the future and believes that such percentage will be comparable to its past historical levels.

Research and development expenses were $158,106 and $386,866 for the third quarter and nine months ended May 31, 1998, respectively, compared to $132,548 and $383,429 for the comparable periods of fiscal 1997. The increase in costs for the third quarter of 1998 as compared to the prior year period is primarily due to project costs associated with customization of the Company's voice verification product.

As a percentage of net sales, selling, general and administrative expenses were 36% and 34% for the three months ended May 31, 1998 and 1997, respectively and were 35% and 34% for the nine months ended May 31, 1998 and 1997, respectively. The increase in expenses as a percentage of net sales is primarily the result of increased personnel and related expenses.

The gain on extinguishment of debt for the nine months ended May 31, 1997 of $10,446 represents a prepayment discount from the FDIC. The provision for income taxes for the third quarter and first nine months of fiscal 1998 represents foreign, federal alternative minimum taxes and state tax expense. The Company's effective income tax rate for the nine months ended May 31, 1998 of 24% was less than the combined federal and state statutory income tax rates, primarily as a result of the utilization of available net operating loss carryforwards.

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

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for periods beginning after December 15, 1997. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all quarters of fiscal years beginning after June 15, 1999. The Company has not determined the effects, if any, that SFAS Nos. 130, 131, and 133 will have on its consolidated financial statements and disclosures.

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

Effective February 23, 1998, the NASD adopted new more stringent standards for a company to maintain its stock listing on NASDAQ. One of the newly adopted standards includes maintaining minimum net tangible shareholders' equity of $2,000,000. As of May 31, 1998, the Company had net tangible shareholders' equity of approximately $1,502,000. The Company does not presently meet the standard and, unless the Company increases its net tangible shareholders' equity to $2,000,000, the Company's common stock will no longer be listed on NASDAQ.

The Company has requested an exception to the $2,000,000 minimum net tangible shareholders' equity requirement to allow the Company time to comply with such requirement. The Company has received a temporary exception to the net tangible shareholders' equity requirement until the NASD holds an oral hearing on July 30, 1998. Any delisting action will not occur until the NASD makes a written determination. The Company cannot evaluate the prospects of receiving an exception from the NASD. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares.

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

LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. The Company experienced a loss of approximately ($231,000) for the year ended August 31, 1995. For the years ended August 31, 1996, and 1997, and for the nine months ended May 31, 1998, the Company had net income of approximately $162,000, $70,000 and $320,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Part II.  Other Information
---------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              On June 26, 1998, the Company held its Special Meeting in Lieu of the Annual Meeting of Shareholders. At the meeting, shareholders elected the following Board of Directors for the ensuing year:

                    John Waldstein, Heath Paley and Diane Balcom

              The meeting was adjourned for the proposals relating to the authorization of preferred stock and amendments to the Company's Articles of Organization until July 14, 1998. On July 14, 1998, those proposals were defeated because the Company did not receive a two-thirds vote in favor of such proposals.

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits:

                    Second Amendment to Employment, Non-Disclosure and Non-Compete Agreement for John Waldstein dated May 1,1998.

              (b) There were no reports on Form 8-K filed for the three months ended May 31, 1998.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                   International Electronics, Inc.


Date: 7/14/98                      /s/  John Waldstein
      -------                      -------------------
                                   John Waldstein, President,
                                   Treasurer & Chief Financial and Accounting
                                   Officer and duly authorized to sign.