Form 10KSB
period 1998-08-31
INTERNATIONAL ELECTRONICS INC
filed 1998-11-23
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For fiscal year ended August 31, 1998
                       Commission File Number: 2-91218-B

                        International Electronics, Inc.
-------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

       Massachusetts                                             04-2654231
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

427 Turnpike Street
Canton, Massachusetts                                               02021
-------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip code)

Issuer's telephone number:  (781) 821-5566

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
-------------------------------------------------------------------------------
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

     State issuer's revenues for its most recent fiscal year:  $9,651,603

     As of October 27, 1998, 1,355,020 shares of the registrant's voting stock was held by non-affiliates of the registrant. In arriving at this number, registrant has considered officers and directors to be affiliates. Based on a price of $1.78 per share, (the average of the closing bid and asked price on October 27, 1998) the aggregate market value of the non-affiliate shares so held was approximately $2,400,000.

     As of October 27, 1998, 1,493,301 shares of the registrant's common stock were outstanding.

     Documents incorporated by reference:  None

                                    PART I

ITEM 1.                            BUSINESS

     International Electronics, Inc. (the "Company") was formed in 1977 as a Massachusetts corporation. The Company designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard(TM) and Secured Series(TM). The Company also manufactures and markets electronic glassbreak detectors sold under the trade names Tri-Gard(TM), Glass-Gard(TM) and Viper. The Company's subsidiary, Ecco Industries, Inc. ("Ecco"), manufactures voice verification products.

     The Company's products are sold principally in the United States to many of the leading distributors and installation companies servicing the security industry. The financial information relating to the Company is set forth in
Item 7.

PRODUCTS

ACCESS CONTROL AND DIGITAL KEYPAD PRODUCTS AND TECHNOLOGY

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard(TM) and Secured Series(TM). These products are sold in a variety of configurations including indoor and outdoor models, with magnetic card readers, short-range proximity readers and keypads. They are also sold with several different hardware and software configurations. The Company also sells to OEM customers private label products containing its access control and keypad based technology.

     The command and control software can be used to add programmability by user and time to any existing switch. This software allows for up to 120 different users, each with his/her own unique code and can be used to control machinery, lights, closed circuit TV or doors. The Company markets a line of industrial access control products sold under the trade name PowerKey(TM).

     The access control version of the Door-Gard(TM) software includes features which apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring.

     The Company also has a Secured Series Door-Gard(TM) access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Features in the Secured Series product line include: 500 users, transaction buffer for up to 500 events, hard copy printing via hand held infrared printer, 8 time zones and the ability to tie up to 8 doors together.

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

     There are four principal types of glassbreak sensors: foil, piezoelectric, audio detectors, and shock sensors. The Company markets all of these glassbreak detectors with the exception of foil. Each has its own advantages and disadvantages when used in proper installations. See "Tri-Gard"(TM), "Viper Vibration Detector" and "Glass-Gard"(TM). Although foil is inexpensive, it is expensive in terms of labor cost to install, and is unsightly.

  TRI-GARD/(TM)/

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

     In November 1986, the Company signed an agreement with A American Automatic Alarm Co. ("AAAA") of Westminister, Colorado to act as its exclusive worldwide sales agent for AAAA's passive audio glassbreak detector. While the Company did not sell enough units manufactured by AAAA to meet its minimum purchase obligations under the agreement, the Company believes that it had the right under the agreement to manufacture and sell the product. The Company in 1988 redesigned the Tri-Gard(TM) audio detector in order to reduce both the physical size of the detector and the manufacturing cost. The Company does not have a royalty agreement with AAAA for the circuit design of this product, however the Company makes royalty payments to AAAA for all sales of the redesigned unit.
The Company believes its royalty payments to AAAA, which are based on a percentage of sales, have been reasonable.

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

     Prior to November 1992 the Company had an agreement with Weyrad Electronics, Ltd. ("Weyrad") of Weymouth, England to act as a distributor for their Viper vibration detector in North, South and Central America. Weyrad manufactures the Viper, and its primary market has been the United Kingdom and Europe. The agreement continues in force unless either the Company or Weyrad terminate by providing three months written notice.

  GLASS-GARD/(TM)/

     The Glass-Gard/(TM)/ unit, which is based on piezoelectric technology, is placed on each pane of glass to be protected and is used primarily in industrial and commercial applications. When glass is broken, it emits particular distinctive ultrasonic frequencies. The Company's Glass-Gard(TM) detector responds to the ultrasonic frequency generated when glass breaks.

     The Glass-Gard/(TM)/ unit contains a piezoelectric crystal which is "tuned" to a particular frequency of breaking glass. When glass to which the unit is attached is broken, these frequencies cause the crystal to vibrate, and therefore to generate tiny electric currents. These currents are then passed to the central control panel of the alarm system, which detects them and sounds the alarm. The result is a unit which, while somewhat more expensive to purchase than units of other types, is inexpensive to install, reliable and not prone to accidental alarms. Glass-Gard(TM) costs the installing dealer approximately $8 to $15 per unit. Some other types of competitive glassbreak detectors cost the installing dealer between $4 to $10 per unit. Most of the Glass-Gard(TM) models have received Underwriters Laboratories listing. The Company has a utility patent on its Glass-Gard units, and a patent on a tester which is an improvement to the units.

     As of February 1, 1998 the Company has agreed to discontinue sales of one of its Glass-Gard(TM) models in conjunction with a patent settlement agreement. This model had net sales of approximately $60,000 in fiscal 1997.

VOICE VERIFICATION PRODUCTS AND TECHNOLOGY

     In June 1990, the Company acquired substantially all of the outstanding common, and all preferred stock of Ecco in exchange for 379,699 unregistered shares of the Company's common stock. Ecco is engaged in designing, manufacturing, and selling voice verification systems. Ecco, which was founded in 1983, financed its operations and development efforts through private sales of securities resulting in net proceeds of approximately $5,500,000. The acquisition has been accounted for under the purchase method of accounting.

     During fiscal 1994, Ecco signed a contract for its voice verification technology with BI, Inc. ("BI") of Boulder, Colorado for use in conjunction with substance abuse in the home incarceration market. The agreement provided for a one-time license fee, ongoing royalty payments and an order for the manufacture of voice verification boards. In September 1996, BI informed the Company that effective January 1997, BI would no longer make royalty payments to the Company, but would continue to utilize the Company to manufacture its voice verification boards. In October 1998, BI informed the Company that it was working to develop its own voice verification technology. The Company anticipates that if the BI development effort is successful after beta testing, BI will no longer purchase any of Ecco's products.

     Ecco's initial product is called VoiceKey/(TM)/, which is a stand-alone access control system that grants or denies access to a location based on verifying a person's voice. VoiceKey(TM) can be configured for stand-alone or network applications. Typical applications of VoiceKey(TM) include the control of or access to locations requiring security such as: offices, apartment and condominium buildings, banks, computer rooms, and hospital pharmacies. Standard VoiceKey(TM) features include access control management functions such as: time zone programming, door alarm monitoring, and time-stamped audit trail reporting. Options include expanded user capacity and weatherproofing. Each VoiceKey(TM) can monitor and provide control for forty people, or up to two hundred twenty-five with expansion memory.

     The VoiceKey/(TM)/ technology is the basis for the products sold to BI. During 1998, the Company ported the voice algorithms from the V40 platform used in the VoiceKey(TM) to an Analog Devices digital signal processing chip. The new platform significantly enhances processing speeds.

SALES AND MARKETING

     The principal market for the Company is the United States, where it sells its products through a network of security equipment distributors and installation companies. The Company also sells and markets its products in North and South America, Europe, Asia, South Africa, Middle East and Australia/New Zealand.

     The Company presently employs fifteen people in sales and marketing. The Company's Vice President of Sales and Marketing coordinates the activities of the outside sales representatives and inside sales personnel. The outside sales personnel contact dealers and distributors to provide ongoing sales and technical support for the Company's products. The inside sales personnel are responsible for incoming sales calls and telemarketing. The Company also utilizes manufacturer's representatives for certain territories.

     The Company sells its products primarily to installers and distributors of alarm security equipment. The Company's customers include: ADI, Sprint North Supply, Ameritech, Simplex Time Recorder and Honeywell. The Company's largest customer accounted for approximately 36% of net sales for the fiscal year ended August 31, 1998.

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

PRODUCT SOURCES OF REVENUE

     The Company's various products have provided revenues during the last three fiscal years as follows:

                                       VOICE
        ACCESS CONTROL  GLASSBREAK  VERIFICATION
          AND KEYPAD    DETECTORS      & OTHER      TOTAL
        --------------  ----------  ------------  ----------
1996      $6,296,748    $2,038,058    $275,566    $8,610,372
1997       7,036,132     1,806,972     330,476     9,173,580
1998       8,066,417     1,272,313     312,873     9,651,603

DOMESTIC AND FOREIGN SALES

     The percentages of domestic and foreign sales for the Company's products for the last three fiscal years are as follows:

                                   DOMESTIC   FOREIGN
                                   ---------  --------

               1996                   88%       12%
               1997                   84        16
               1998                   88        12

MANUFACTURING AND RAW MATERIALS

     The Company performs in-house manufacturing for its Access Control, Keypad, Glass-Gard/(TM)/, Tri-Gard/(TM)/ and VoiceKey/(TM)/ product lines.

     The Company is dependent upon sole source suppliers for a number of key components and parts used in the Company's products. Some of the Company's largest principal suppliers include: Future Electronics, Inc., Eastern Micro Devices, Inc. and Motorola Corporation. There can be no assurance that these suppliers will be able to meet the Company's future requirements for such components or that the components will be available to the Company at favorable prices. Any extended interruption in the supply of any such components could have a material adverse effect on the Company's operating results in any given period.

BACKLOG

     The Company's backlog of firm scheduled orders as of August 31, 1998, was approximately $420,000. Its backlog as of August 31, 1997, was approximately $475,000. The Company believes that the majority of the 1998 backlog will be shipped during fiscal 1999.

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

     The Company's Glass-Gard/(TM)/ product line is slightly more expensive than other similar devices marketed by the Company's competitors. The Company's other products are competitively priced against the competition. The Company believes that installing dealers will use, on a repetitive basis, detectors which can be installed easily, work when an intrusion occurs, and do not cause false alarms.

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

     There are many manufacturers of access control equipment including Westinghouse, Casi Rusco Electronics Systems, Inc., Northern Computers, Inc., Cardkey, Inc., Software House, Inc., Continental Instruments, Inc., American Magnetics Corporation, Keri Systems, Kantech, Radionics, Ademco and Corby, Inc.

     There are numerous manufacturers of keypads selling in the United States market including the following competitors: Corby, Inc., Visonic Ltd., USP, Inc., Crow Electronics Engineering, Inc., Aleph, Inc., Securitron Magnalock Corp., Locknetics Security Engineering, Security Door Controls, Alarm Lock, Inc., Ilco Unican Engineering, Inc., Essex Electronics, Inc., Nel-Tec, Inc., STA, Inc., and Sentrol, Inc.

     To the best of the Company's knowledge, the Company's voice verification product line has competition from: Voice Strategies, Inc., T-Netix, Inc., Keyware Technologies, Q Voice, ITT, VeriVoice, Inc., Princeton Voice Radar, Veritel Corporation of America, Electronic Warfare Assoc., Inc. and Technologia Systems Limited in the United States, and Zetetic International Limited in the United Kingdom and ABS, Inc. in Germany.

     The Company also faces competition in the positive identification access control market from other biometric systems. These other biometric systems, and some of the companies that produce them include: fingerprint, (BII, Inc., Identix, Inc., American Biometric Company, Keytronics, Sony, Ultra-Scan, NRI, and Thompson-CFS), hand geometry (Recognition Systems), palm print, face (Visionics), optical systems (Eye Dentify Systems), signature (Pen Op, Communication Intelligence and AEA) and facial recognition (Miros, Inc., Visionics and Viisage).

WORKING CAPITAL

     During fiscal 1998, the Company depended on its existing cash balances to provide working capital. As of August 31, 1998, the Company has bank lines of credit available for working capital financing of up to $1,000,000 and $225,000 for equipment purchases. The Company expects its working capital requirements for fiscal 1999 to be provided from its cash reserves and its line of credit plus anticipated cash from operations. As of August 31, 1998, there were no borrowings outstanding under the working capital line of credit and approximately $90,000 in borrowings outstanding under the equipment line of credit. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESEARCH AND DEVELOPMENT

     The Company presently employs eight people in research and development.
The Company also utilizes certain consultants and subcontractors on an as-needed basis with the Company's employees supervising such work. Research and development expenditures were approximately $537,000, $521,000 and $381,000 during fiscal 1998, 1997 and 1996, respectively.

EMPLOYEES

     As of November 1, 1998, the Company had 69 employees, of which 63 were full-time employees. Of these 69 employees, 15 were engaged in sales and marketing, 8 were involved in product development, 32 in manufacturing, 4 in customer service and 10 employees were providing management and administrative services.

SEASONALITY

     The Company is subject to normal business slowdowns during the summertime and around the Christmas holiday season. In addition, overseas sales, specifically to Europe, slow down in the summer because many European companies take substantial vacation time in July and August.

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

ITEM 2.                           PROPERTIES

     The Company's administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and currently consist of approximately 15,540 square feet of space. The Company occupies this facility under a lease expiring April 14, 2000, at a minimum monthly rental of $7,666 plus utilities, maintenance and certain real estate taxes.

ITEM 3.                        LEGAL PROCEEDINGS

                                     None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS


     The Company held a special meeting in lieu of annual meeting of stockholders on June 26, 1998. After electing directors, the meeting was adjourned until July 14, 1998. At the portion of the meeting held on June 26, 1998, the following directors were elected to that office and the votes for, against or abstained are indicated next to their name.

                      1,202,887  shares for John Waldstein
                         27,701  shares against John Waldstein
                              0  shares abstain John Waldstein

                    1,204,437  shares for Heath Paley
                       26,151  shares against Heath Paley
                            0  shares abstain Heath Paley

                    1,204,307  shares for Diane Balcom
                       26,281  shares against Diane Balcom
                            0  shares abstain Diane Balcom

     At the adjourned meeting on July 14, 1998, the stockholders acted upon a proposal to amend the Company's Articles of Organization to authorize 1,500,000 shares of preferred stock and to amend Article IV of the Company's Articles of Organization to authorize the directors to establish one or more series of the authorized preferred stock. The stockholders voted 696,514 shares for this proposal, 118,395 shares against this proposal and 6,133 shares abstained from voting on this proposal. The proposal was not approved because the proposal required a two-thirds vote of all stock for approval and that two-thirds approval was not reached. Also at the adjourned meeting, the stockholders were requested to act upon a proposal to amend the Articles of Organization so that future amendments to the Articles of Organization could be made by a majority vote of stockholders. The stockholders voted 708,745 shares for this proposal, 104,273 shares against this proposal and 8,024 shares abstained from voting on this proposal. The proposal was not approved because the proposal required a two-thirds vote of all stock for approval and that two-thirds approval was not reached.

                                    PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The Company's securities have been traded in the over-the-counter market since July 5, 1983. Since October 30, 1987, the Company's common stock has been quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Company's common stock trades on the NASDAQ SmallCap Market.

     In March 1992, the National Association of Securities Dealers, Inc. ("NASD") changed its standards for a company's stock to maintain its listing on NASDAQ. The changed standards include maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and shareholders' equity with a minimum balance of $1,000,000. Although the Company has maintained its NASDAQ listing, the Company has, at times, been unable to maintain the $1.00 minimum bid price criteria.

     Effective February 23, 1998, the NASD adopted new, more stringent standards for a company to maintain its stock listing on NASDAQ. The Company did not meet the new net tangible assets/market capitalization/net income requirements, but applied for an exception to allow it time to achieve compliance with such requirements. After a hearing, NASDAQ granted the Company a temporary exception (expiring November 30, 1998) to the net tangible assets/market capitalization/ net income requirement implemented by NASDAQ. After the hearing, the "C" was added to the Company's NASDAQ symbol to designate the Company's conditional status. The Company believes that it is now in compliance with all NASDAQ requirements. The Company's common stock will continue to be traded on the NASDAQ SmallCap Market, subject to the NASDAQ Listing Panel reviewing the Company's 1998 Form 10-KSB filing to satisfy NASDAQ that the Company is in compliance with all NASDAQ SmallCap listing requirements. The Company's common stock will continue to be traded using the symbol "IEIBC" until the NASDAQ Listing Panel completes its review process. After this process, and assuming the Company maintains its NASDAQ listing, the trading symbol will become "IEIB".

     The prices set forth below are based on information provided to the Company by NASDAQ. These sales prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions.

                                             SALES PRICES
                                        ----------------------
                                          HIGH           LOW
                                        --------       -------
     FISCAL YEAR 1997:
          First Quarter                  $3.88          $1.88
          Second Quarter                  3.31           2.25
          Third Quarter                   3.00           1.63
          Fourth Quarter                  1.94           1.31

     FISCAL YEAR 1998:
          First Quarter                   2.13           1.50
          Second Quarter                  2.13           1.06
          Third Quarter                   2.06           1.38
          Fourth Quarter                  2.00           1.00

     In January 1996, the Company sold, in a private placement, 68,182 shares of unregistered common stock at $1.32 per share for net proceeds of $89,057 with issuance costs of $943. There was no underwriter involved in this transaction. John Waldstein, President and Treasurer, purchased 7,576 shares of restricted common stock in this private placement. The other purchasers were accredited investors or sophisticated private investors familiar with the affairs of the Company. The Company relied on Section 4(2) of the Securities Act of 1934 or Regulation D thereof for the exemption from registration.

     As of October 27, 1998 there were approximately 640 shareholders of record of the Company's common stock. The Company believes that a substantial number of shares of the Company's common stock are held by nominees and estimates that there are approximately 1,700 beneficial owners of the Company's shares. The Company has never paid dividends to its shareholders, and does not anticipate that it will do so in the foreseeable future. The Company's credit agreements contain certain restrictive covenants including restricting the payment of dividends.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 1998, the Company had $1,446,474 in working capital as compared to $800,653 at August 31, 1997. The ratio of current assets to current liabilities as of August 31, 1998 was 2.1, as compared to 1.5 in 1997 and 1.7 in 1996. The debt to equity ratio was .7 at August 31, 1998, as compared to 1.2 in 1997 and 1.4 in 1996. The increases in working capital and current ratios and the decrease in the debt to equity ratio in 1998 from 1997 are the result of the Company's net income and cash flow for the year. The decreases in working capital and current ratios in 1997 from 1996 are the result of the repayment of the loan due the Federal Deposit Insurance Corporation (FDIC). The decrease in the debt to equity ratio in 1997 from 1996 is the result of a reduction in the FDIC debt, offset in part by increases in accounts payable and accrued expenses.

     Net capital expenditures were $214,156, $251,217 and $178,541 in fiscal years ending August 31, 1998, 1997 and 1996, respectively. The Company anticipates having up to $450,000 in total capital expenditures for the purchase of equipment, regulatory testing and tooling costs during the next twelve months. The increase in anticipated expenditures from the Company's historical level is primarily due to the need of the Company to continue to upgrade its production facility, an increase in tooling costs and purchases of additional engineering equipment.

     In February 1997, the Company repaid approximately $358,000 representing the balance due the FDIC for the outstanding note originally payable on December 31, 1997. In February 1997, the Company also established two bank lines of credit. As of August 31, 1998, the Company has available a demand line of credit for working capital financing of up to $1,000,000 and a line of credit of $225,000 for equipment purchases. See Notes 5 and 6 to the Consolidated Financial Statements. As of August 31, 1998, the Company had no outstanding borrowings under the working capital line of credit and had approximately $90,000 in borrowings outstanding under the equipment line of credit.

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

YEAR 2000 COMPLIANCE

     There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company considers its products to be Year 2000 compliant. The Company's products do not perform any date calculations requiring the year digits, nor do they have any report generating software that would present a problem with the Year 2000.

     The Company is in the process of developing a definitive timetable, including a contingency plan, to address the Year 2000 problem regarding both its internal systems and external relationships. The Company's internal systems include the manufacturing and inventory control system, internal reporting and the Company's existing manufacturing equipment. The Company has been in contact with its software vendors to plan the installation of upgrades to these systems. The Company's testing and implementation of its business and manufacturing systems is in the early stages and, at this point, the Company cannot accurately quantify the impact of its most likely worst case Year 2000 scenario. The Company relies on commercially distributed software and has determined that upgrades, conforming to the Year 2000 date function, exist. Based upon this information, the Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer system improvements or new manufacturing equipment to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance.

     During the year the Company plans to survey its largest customers and vendors to determine their state of readiness regarding this issue and to estimated the impact, if any, on the Company's financial position or results of operations if any of its vendors' or customers' systems should fail due to their non-compliance with Year 2000 requirements. Based upon the results of this survey, the Company will then plan its best course of action to prevent any negative impact on its financial position and results of operations.

     The Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Any Year 2000 compliance problem of either the Company or its users, customers, vendors or advertisers could have a material, adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may be affected by the failure of any global infrastructure including national banking systems, communications and governmental activities.

     The Company is in the process of developing a contingency plan to address the most critical operational issues regarding the Year 2000. The Company plans to communicate with its external business partners to determine their Year 2000 contingency plans and to coordinate, to the extent possible, with such plan. However, there may be no practical alternative source of action available to the Company.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

     Net sales in 1998 increased 5% from 1997, while 1997 sales increased 7% from 1996. The increases in sales for the years 1998 and 1997 are primarily the result of increases in access control and keypad product sales of 15% and 12%, respectively, offset in part by reductions in glassbreak detector sales.

     The ratios of gross profit to sales were 47% in 1998 and 41% in both 1997 and 1996. The increase in gross profit in 1998 from 1997 is the result of decreases in warranty costs, a reduction in product costs resulting from favorable pricing terms from vendors, and an increase in the price of the Company's products to its customers effective January 1998. The Company expects a reduction in its current gross profit percentage in the future and believes that such percentage will be comparable to its past historical levels.

     Research and development expenses were $537,426 in 1998, as compared to $520,629 in 1997 and $381,245 in 1996. The increase in costs in 1998 from 1997 is due to project costs associated with enhancing the Company's voice verification technology. The increase in costs in 1997 from 1996 is primarily due to the hiring of additional personnel and related expenses and an increase in consultants.

     As a percentage of net sales, selling, general and administrative expenses were 35% in 1998 and 34% in both 1997 and 1996. The increase in expenses as a percentage of net sales in 1998 from 1997 is primarily the result of increased personnel and related expenses.

     The increase in other income in 1998 from 1997 is due primarily to an increase in interest income. The decrease in other income in 1997 from 1996 is primarily the result of a reduction in commission revenue. The extraordinary gain of $10,446 in 1997 represents a prepayment discount from the FDIC, net of income tax expense of $1,000.

     The provision for income taxes represents foreign, federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate is 19% for 1998, 35% for 1997 and 20% for 1996. Differences between the effective tax rates and the combined federal and state statutory rates are the result of permanent differences offset in part by the utilization of net operating loss carryforwards.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company does not believe that inflation or changing prices have had a significant impact on its operations.

NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all quarters of fiscal years beginning after June 15, 1999. The Company has not determined the effects, if any, that SFAS No. 133 will have on its consolidated financial statements and disclosures.

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

     LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1998, 1997 and 1996 the Company had net income of approximately $530,000, $70,000 and $162,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

     CONCENTRATION OF CUSTOMERS. The Company has a substantial number of customers but principally sells its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 36% of the Company's total net sales for the fiscal year ended August 31, 1998. The Company's agreements with its customers generally do not include minimum purchase requirements. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000.

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

     FOREIGN SALES. During the year ended August 31, 1998, the Company's foreign sales represented approximately 12% of net sales. There may be a reduction in the Company's foreign sales in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

     YEAR 2000 COMPLIANCE. There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company considers its products to be Year 2000 compliant. The Company's products do not perform any date calculations requiring the year digits, nor do they have any report generating software that would present a problem with the Year 2000.

     The Company is in the process of developing a definitive timetable, including a contingency plan, to address the Year 2000 problem regarding both its internal systems and external relationships. The Company's internal systems include the manufacturing and inventory control system, internal reporting and the Company's existing manufacturing equipment. The Company has been in contact with its software vendors to plan the installation of upgrades to these systems. The Company's testing and implementation of its business and manufacturing systems is in the early stages and, at this point, the Company cannot accurately quantify the impact of its most likely worst case Year 2000 scenario. The Company relies on commercially distributed software and has determined that upgrades, conforming to the Year 2000 date function, exist. Based upon this information, the Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer system improvements or new manufacturing equipment to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance.

     During the year the Company plans to survey its largest customers and vendors to determine their state of readiness regarding this issue and to estimate the impact, if any, on the Company's financial position or results of operations if any of its vendors' or customers' systems should fail due to their non-compliance with Year 2000 requirements. Based upon the results of this survey, the Company will then plan its best course of action to prevent any negative impact on its financial position and results of operations.

     The Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Any Year 2000 compliance problem of either the Company or its users, customers, vendors or advertisers could have a material, adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may be affected by the failure of any global infrastructure including national banking systems, communications and governmental activities.

     The Company is in the process of developing a contingency plan to address the most critical operational issues regarding the Year 2000. The Company plans to communicate with its external business partners to determine their Year 2000 contingency plans and to coordinate, to the extent possible, with such plan. However, there may be no practical alternative source of action available to the Company.

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

     Effective February 23, 1998, the NASD adopted new more stringent standards for a company to maintain its stock listing on NASDAQ. The Company believes that it is now in compliance with all NASDAQ SmallCap listing requirements. However, there can be no assurance that the Company will continue to meet the new standards as implemented and maintain its listing on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have difficulty selling their shares at a favorable price. See Item 5-"Market for Registrant's Common Equity and Related Stockholder Matters."

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

ITEM 8.                 CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not Applicable

                                   PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   FIRST ELECTED
          NAME              AGE      DIRECTOR                   POSITION
------------------------    ---    -------------   -----------------------------------
John Waldstein               45    1982            President, Chief Executive Officer,
                                                   Treasurer and Chairman of the Board
James C. Brierley, Jr.       47      -             Vice President of Sales and
                                                   Marketing
Christopher Hentschel        54      -             Vice President of Engineering
Heath Paley                  50    1990            Director
Diane Balcom                 56    1989            Director
Kenneth Moyes                42    1998            Director

     The term of office of each director expires on the date of the next meeting of shareholders. The Company anticipates that an annual meeting of shareholders will be held in March 1999.

     John Waldstein has been employed by the Company since 1978, has been Treasurer since March 1982, was Vice President between January 1983 and May 1988, Chief Operating Officer from February 1988 to May 1988, President and Chief Executive Officer since May 1988, and Chairman of the Board since November 1990. Mr. Waldstein is a graduate of Harvard College. See "Item 10-Executive Compensation."

     James C. Brierley, Jr. has been employed by the Company since October 1995. Initially engaged as a consultant to develop a business strategy for the Company's line of industrial access control products, he was appointed Director of Sales and Marketing in October 1997 and was appointed Vice President of Sales and Marketing in April 1998. Prior to joining the Company, from September 1994 to September 1995, he was the Vice President of Product Marketing for The Shareholders Services Group, a division of First Data Corporation. From 1981 to June 1994, he was employed by Digital Equipment Corporation where he became Director of Product Management specializing in distributed database client server products. Prior to that, Mr. Brierley was a Certified Public Accountant with Coopers & Lybrand.

     Christopher Hentschel was appointed the Company's Vice President of Engineering in March 1995 and had previously been Chief Engineer since 1989. Before joining the Company, Mr. Hentschel was a founder and Vice President of Engineering of Guard Aware, Inc. Mr. Hentschel is a graduate of Wentworth Institute.

     Heath Paley became a member of the Board of Directors in 1990. Since May 1996, Mr. Paley has been a self-employed computer consultant. He had been the Company's Director of Management Information Systems from September 1994 until May 1996 and was the Company's Chief Operating Officer and Executive Vice President from June 1990 to August 1994. From 1983 to June 1990, Mr. Paley was President and a founder of Ecco Industries, Inc. From 1980 to 1983, he was President of the Maine Woods Shoe Division of Bennett Industries. Heath Paley is the son of Warren Paley. See "Item 11-Security Ownership of Certain Beneficial Owners and Management."

     Diane Balcom became a member of the Board of Directors in July 1989. Since October 1998, Ms. Balcom has been the Executive Director of the Pittsburgh Mercy Foundation. From

September 1997 to September 1998, she held the position of Director of Development for Children's Hospital of Pittsburgh. From August 1994 to August 1997, Ms. Balcom was the Chapter Director of the Juvenile Diabetes Foundation of Western Pennsylvania. She has been an adviser to the Company on corporate and financial matters since 1985. From January 1989 to August 1994, Ms. Balcom operated a consulting practice, which provided services related to private and public financing for small and medium-sized companies. From March 1987 to January 1989, she served as Vice President and Chief Financial Officer for Environmental Diagnostics, Inc., a publicly held company. Prior to that, Ms. Balcom held various senior management positions in Corporate Finance and Research for 13 years with brokerage firms on the West Coast.

     Kenneth Moyes was appointed to the Board of Directors in October 1998. Since August 1994, Mr. Moyes has been the President and founder of EH Publishing, Inc., an information provider for the home systems industry. From January 1990 to May 1994, Mr. Moyes served as President and Chief Executive Officer of Arius, Inc., an international distributor of security products. During May, 1995 Arius filed for bankruptcy. Prior to that, Mr. Moyes was employed by Geneva Merchant Bankers as a junior partner, founded Moyes and Company, a management consulting firm, and was a Certified Public Accountant with Peat, Marwick, Mitchell and Company.

     In October 1998, Messrs. Moyes and Waldstein each received options under the Company's non-qualified stock option plan to purchase 5,000 and 4,500 shares, respectively, of common stock at an exercise price of $ 1.17. The options vest over a four-year period.

ITEM 10.                    EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 1998, of the Company's President and Chief Executive Officer, and two other executive officers of the Company who received at least $100,000 of compensation during any of these years (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                              COMPENSATION
                                         ANNUAL COMPENSATION( 2)              ------------
                           -------------------------------------------------     OPTIONS        ALL OTHER
          NAME             YEAR          SALARY           COMMISSION/BONUS(3)    (SHARES)    COMPENSATION(1)
-------------------------  ----       ------------        -------------------  ------------  ---------------
John Waldstein             1998         $137,947                $27,000          15,000           $9,180
President,                 1997          135,000                  2,100          10,000(5)         9,180
Chief Executive Officer    1996          135,519                  4,750             -              9,180

James Brierley             1998           89,250                 25,100          10,000               -
Vice President of          1997           85,000                 18,000             -                 -
Sales and Marketing        1996           63,096                 15,000          20,000               -

Robert Voosen (4)          1998           51,539                     -              -                 -
Executive Vice             1997          100,000                     -            9,000(5)            -
President                  1996          100,416                 12,349             -                 -

(1) Represents the cost of a split dollar whole life insurance policy with a face value of $755,000 as of August 31, 1998. The Company is a beneficiary of such policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase this policy upon termination of his employment for the then current cash surrender value.

(2)  Does not include perquisites which do not exceed 10% of annual salary.

(3) Amount represents commissions and/or bonus earned during the applicable year.

(4)  Mr. Voosen resigned as an officer of the Company in September 1997.

(5) Represents warrants to purchase 10,000 and 9,000 shares of common stock granted to Messrs. Waldstein and Voosen, respectively, at an exercise price of $2.12 per share exercisable for a ten-year period.

     The Company's Board of Directors commencing in fiscal 1993, established an annual bonus plan for officers and certain key employees. The available funds for the plan shall be up to five percent of income before taxes. The final amount and subsequent distribution to employees shall be determined by the Company's Compensation Committee.

COMPENSATION ON INVOLUNTARY TERMINATION

     John Waldstein has an employment contract with the Company which provides for certain compensation to be paid to him if he is discharged by the Company without cause before the end of the term of his contract. Mr. Waldstein has a three-year employment contract which self-renews for a three-year term on January 1 of each year, the anniversary date of his employment contract. John Waldstein's current minimum annual salary under his contract is approximately $140,000, subject to adjustment for inflation. The salary of this officer is subject to performance reviews and annual adjustment by the Board of Directors of the Company.

     If the employment of John Waldstein is terminated by the Company without cause, (including an involuntary relocation due to an acquisition), the Company is obligated to pay the greater of an amount equal to one times his annual salary on the date of termination or the salary to the conclusion of the contract period. As of November 1, 1998, John Waldstein's salary to the conclusion of his contract period is approximately $303,000, plus cost of living adjustment.

YEAR END OPTION TABLE


The following table sets forth the number and value of unexercised options held as of August 31, 1998 by the Named Executive Officers:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES

                                                           VALUE OF UNEXERCISED
                             NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                         OPTIONS AT END OF FISCAL 1998     END OF FISCAL 1998 (2)
                         -----------------------------    --------------------------
NAME                     EXERCISABLE     UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
-----------------------  -----------     -------------    -----------  -------------
John Waldstein (1)(3)      106,167           22,500         $68,689        $3,928
James Brierley (1)          10,000           20,000           3,663         7,975

(1)  There were no options exercised during fiscal 1998.

(2) Difference between the fair market value of the underlying common stock on October 27, 1998 and the exercise price.

(3) Includes warrants to purchase an aggregate of 35,000 shares of common stock. See "Summary Compensation Table - Note 5" herein and see Note 9 to the Consolidated Financial Statements.

COMPENSATION OF DIRECTORS

     Effective June 1998, the directors who are not officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 1998, Ms. Balcom was paid $1,000 in director's fees. In June 1998, Ms. Balcom and Mr. Paley, two of the Company's non-employee directors, each received options under the Company's non-qualified stock option plan to purchase 2,500 shares of common stock at an exercise price of $1.67. These options vest monthly over a one-year period.

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

     The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 1998, except that Mr. Brierley filed his Form 5 late.

ITEM 11.                 SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information concerning ownership of the Company's common stock as of October 27, 1998, (i) by all persons known by the Company to own beneficially 5% or more of the outstanding common stock, (ii) each director and Named Executive Officer of the Company and (iii) by all directors and executive officers as a group.

                                                                  PERCENT OF
                                                   NUMBER OF     COMMON STOCK
NAME                                               SHARES(1)         OWNED
----------------------------------------------  ---------------  -------------
EXECUTIVE OFFICERS AND DIRECTORS:

     John Waldstein                               213,506/(2)/      13.3%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     James Brierley                                22,576/(5)/        1.5%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Heath Paley                                   39,513/(3)/        2.6%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Kenneth Moyes                                 14,000/(6)/         .9%
     526 Boston Post Road
     Wayland, Massachusetts

     Diane Balcom                                  15,100/(4)/        1.0%
     1709 Boulevard of the Allies, Suite 100
     Pittsburgh, Pennsylvania

     All directors and executive officers
     as a group (6 persons)                       329,829/(7)/       19.6%

5% SHAREHOLDERS:

     Warren Paley                                 217,267            14.5%
     3 Mill Street
     New Baltimore, New York

(1) Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to the Company, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after October 27, 1998.

(2) Includes vested options and warrants to purchase an aggregate 108,667 shares of the Company's common stock granted at prices ranging from $.74-$2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein's wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3) Includes vested options to purchase an aggregate 30,828 shares of the Company's common stock granted at prices ranging from $.75 - $6.48 per share.

(4) Includes vested options and warrants to purchase an aggregate 13,553 shares of the Company's common stock granted to Diane Balcom and Balcom & Associates at prices ranging from $.72 - $2.12 per share.

(5) Includes vested options to purchase an aggregate 15,000 shares of the Company's common stock granted at prices ranging from $1.36-$1.58 per share.

(6) Includes 4,000 shares of common stock held in trust for the benefit of Mr. Moyes' minor children. Mr. Moyes serves as co-trustee of two such trusts.

(7) Includes vested options and warrants to purchase an aggregate 191,547 shares of the Company's common stock granted at prices ranging from $.72 - $6.48 per share.

                                    PART IV

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     None

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                             REPORTS ON FORM 8-K.

    (a)1. The following Consolidated Financial Statements are included in
          Item 7:

          Independent Auditors' Report

          Consolidated Balance Sheets as of August 31, 1998 and 1997

          Consolidated Statements of Income for the Years Ended August 31, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity for the Years Ended August 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the Years Ended August 31, 1998, 1997 and 1996

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

          (3)(a) Amendment to Articles of Organization are incorporated by reference to Exhibit 3.1(a) of the Company's Registration Statement on Form S-1 (Registration No. 33-16333 which became effective on October 8, 1987 hereinafter referred to as the Company's S-1).

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

          (10)(k) Amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Realty Trust and the Registrant dated April 1, 1998.

          (10)(l) Second amendment dated May 1, 1998 to the Employment, Non-Disclosure and Non-Compete Agreement originally dated June 20, 1994 for John Waldstein.

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

                                INTERNATIONAL ELECTRONICS, INC.

Date:  November 23, 1998     By: /s/ John Waldstein
                                ----------------------------------------------
                                John Waldstein, President and
                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date
--------------------------------  ---------------------------  -----------------


     /s/ John Waldstein           President and Chief          November 23, 1998
--------------------------------  Executive Officer,
         John Waldstein           Treasurer and Chief
                                  Financial and Accounting
                                  Officer, and Chairman of
                                  the Board


      /s/ Heath Paley             Director                     November 23, 1998
--------------------------------
          Heath Paley


      /s/ Kenneth Moyes           Director                     November 23, 1998
--------------------------------
          Kenneth Moyes


       /s/ Diane Balcom           Director                     November 23, 1998
--------------------------------
           Diane Balcom

-------------------------------------
INTERNATIONAL
ELECTRONICS, INC. AND
SUBSIDIARIES


Consolidated Financial Statements
and Schedule for the Years Ended
August 31, 1998, 1997, and 1996
and Independent Auditors' Report for
the Annual Report on Form 10-KSB
for the Year Ended August 31, 1998

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
-------------------------------------------------------------------


                                                               PAGE

INDEPENDENT AUDITORS' REPORT                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
 AUGUST 31, 1998, 1997 and 1996:

 Consolidated Balance Sheets                                    F-3

 Consolidated Statements of Income                              F-4

 Consolidated Statements of Shareholders' Equity                F-5

 Consolidated Statements of Cash Flows                          F-6

 Notes to Consolidated Financial Statements                    F-7-16

FINANCIAL STATEMENT SCHEDULE FURNISHED PURSUANT TO THE
 REQUIREMENTS OF FORM 10-KSB:

 Schedule II  Valuation and Qualifying Accounts                 F-18


All other schedules are omitted because they are inapplicable, not required under the instructions, or because the information is reflected in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT
To the Shareholders and Board of Directors of International Electronics, Inc.


Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiaries (the "Company") as of August 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche, LLP

October 9, 1998

Boston, Massachusetts

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1998 AND 1997
-----------------------------------------------------------------------

ASSETS                                            1998          1997
CURRENT ASSETS:
 Cash and cash equivalents                     $  895,876    $  160,075
 Accounts receivable, net of allowance for
  doubtful accounts and returns of $176,000
  and $185,000 in 1998 and 1997, respectively     986,403     1,035,596
 Inventories                                      746,570     1,078,561
 Other current assets                             153,816       133,274
                                               ----------    ----------
   Total current assets                         2,782,665     2,407,506
                                               ----------    ----------
EQUIPMENT AND FURNITURE, Net of
 accumulated depreciation and amortization        368,965       357,289
                                               ----------    ----------
OTHER ASSETS:
 Goodwill and other
  intangibles, net of accumulated amortization
  of $1,093,000 and $1,006,000 in 1998 and
  1997, respectively                              148,432       235,029
 Other                                             11,950        26,349
                                               ----------    ----------
    Total other assets                            160,382       261,378
                                               ----------    ----------
                                               $3,312,012    $3,026,173
                                               ==========    ==========

LIABILITIES AND SHAREHOLDERS'
EQUITY                                            1998          1997
CURRENT LIABILITIES:
Accounts payable                              $   138,894   $   684,431
Accrued expenses                                1,089,267       847,210
Income taxes payable                               44,000        39,000
Current portion of long-term obligations           64,030        36,212
                                               ----------    ----------
Total current liabilities                       1,336,191     1,606,853
                                               ----------    ----------
LONG-TERM OBLIGATIONS, Less
 current portion                                   82,859        68,369
                                               ----------    ----------
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value - authorized,
 5,984,375 shares; issued, 1,528,301 shares
 in 1998 and 1997                                 15,283        15,283
Capital in excess of par value                  4,796,149     4,784,267
Accumulated deficit                            (2,879,826)   (3,409,955)
Less treasury stock, at cost -  35,000 shares     (38,644)      (38,644)
                                               ----------    ----------
Total shareholders' equity                      1,892,962     1,350,951
                                               ----------    ----------
                                               $3,312,012    $3,026,173
                                               ==========    ==========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1998 1997 AND 1996
----------------------------------------------------------------------------

                                           1998         1997         1996
NET SALES                               $9,651,603   $9,173,580   $8,610,372

COST OF SALES                            5,152,016    5,439,461    5,051,387
                                        ----------   ----------   ----------
GROSS PROFIT                             4,499,587    3,734,119    3,558,985
                                        ----------   ----------   ----------
OPERATING EXPENSES:
 Research and development costs            537,426      520,629      381,245
 Selling, general and administrative
  expenses                               3,332,544    3,106,376    2,950,660
                                        ----------   ----------   ----------
         Total operating expenses        3,869,970    3,627,005    3,331,905
                                        ----------   ----------   ----------
INCOME FROM OPERATIONS                     629,617      107,114      227,080

INTEREST EXPENSE                           (16,411)     (30,826)     (53,467)

OTHER INCOME                                37,923       21,410       28,377
                                        ----------   ----------   ----------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY GAIN                        651,129       97,698      201,990

PROVISION FOR INCOME TAXES                 121,000       38,000       40,000
                                        ----------   ----------   ----------
INCOME BEFORE EXTRAORDINARY GAIN           530,129       59,698      161,990

EXTRAORDINARY GAIN ON PREPAYMENT OF
 LONG-TERM OBLIGATIONS, NET OF
 INCOME TAX EXPENSE OF $1,000                   -        10,446           -
                                        ----------   ----------   ----------
NET INCOME                              $  530,129   $   70,144   $  161,990
                                        ==========   ==========   ==========
NET INCOME PER SHARE:
  Basic                                 $     0.36   $     0.05   $     0.11
  Diluted                                     0.34         0.04         0.10
                                        ==========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME
 PER SHARE:
  Basic                                  1,493,301    1,493,046    1,451,442
  Diluted                                1,577,203    1,598,799    1,603,593
                                        ==========   ==========   ==========


See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------------------
                                                                    CAPITAL IN
                                                COMMON STOCK        EXCESS OF   ACCUMULATED       TREASURY STOCK
                                           SHARES          AMOUNT    PAR VALUE    DEFICIT       SHARES      COST        TOTAL
BALANCE, SEPTEMBER 1, 1995                  1,442,669    $ 14,427  $4,668,050  $(3,642,089)     35,000   $ (38,644)  $1,001,744

  Stock issued upon exercise of stock
    warrants                                   16,200         162      11,988            -           -           -       12,150

  Issuance of stock warrants                        -           -      11,000            -           -           -       11,000

  Stock issued in a private placement          68,182         682      88,375            -           -           -       89,057

  Net income                                        -           -           -      161,990           -           -      161,990

BALANCE, AUGUST 31, 1996                    1,527,051      15,271   4,779,413   (3,480,099)     35,000     (38,644)   1,275,941
                                           ----------  ----------  ----------  -----------  ----------  ----------   ----------
   Stock issued upon exercise of
       stock options                            1,250          12       1,328            -           -           -        1,340

   Issuance of stock warrants                       -           -       3,526            -           -           -        3,526

   Net income                                       -           -           -       70,144           -           -       70,144
                                           ----------  ----------  ----------  -----------  ----------  ----------   ----------
BALANCE, AUGUST 31, 1997                    1,528,301      15,283   4,784,267   (3,409,955)     35,000     (38,644)   1,350,951

   Issuance of stock warrants                       -           -      11,882            -           -           -       11,882

   Net income                                       -           -           -      530,129           -           -      530,129
                                           ----------  ----------  ----------  -----------  ----------  ----------   ----------
BALANCE, AUGUST 31, 1998                    1,528,301    $ 15,283  $4,796,149  $(2,879,826)     35,000   $ (38,644)  $1,892,962
                                           ==========  ==========  ==========  ===========  ==========  ==========   ==========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                                     1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 530,129     $  70,144     $ 161,990
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  289,077       285,512       247,851
      Stock warrants  issued for professional services                                11,882         1,626        11,000
      Changes in operating assets and liabilities:
          Accounts receivable                                                         49,193      (103,341)      (95,550)
          Inventories                                                                331,991      (250,113)     (204,535)
          Other current assets                                                       (20,542)        8,544       (37,367)
          Accounts payable and accrued expenses                                     (303,480)      236,371       212,705
          Income taxes payable                                                         5,000        (1,000)       40,000
                                                                                   ---------     ---------     ---------
           Net cash provided by operating activities                                 893,250       247,743       336,094
                                                                                   ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES AND OTHER:
  Net purchase of equipment and furniture                                           (214,156)     (208,891)     (139,033)
  Other assets                                                                        14,399       (12,050)        2,986
                                                                                   ---------     ---------     ---------

           Net cash used in investing activities and other                          (199,757)     (220,941)     (136,047)
                                                                                   ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to debt obligations                                                      111,066        24,353        35,000
  Issuance of common stock and stock warrants                                              -         3,240       101,207
  Payments of debt obligations                                                       (68,758)     (451,065)     (107,321)
                                                                                   ---------     ---------     ---------

           Net cash provided by (used in) financing activities                        42,308      (423,472)       28,886
                                                                                   ---------     ---------     ---------

CASH AND CASH EQUIVALENTS - Increase (decrease) during the year                      735,801      (396,670)      228,933

BALANCES, BEGINNING OF YEAR                                                          160,075       556,745       327,812
                                                                                   ---------     ---------     ---------

BALANCES, END OF YEAR                                                              $ 895,876     $ 160,075     $ 556,745
                                                                                   =========     =========     =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                                      $  16,411     $  30,826     $  53,467
                                                                                   =========     =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS -
   Equipment acquired under capitalized leases                                     $       -     $  42,326     $  39,508
                                                                                   =========     =========     =========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF THE BUSINESS--International Electronics, Inc. and subsidiaries (the "Company") designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

   PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of International Electronics, Inc. and its majority owned subsidiary, Ecco Industries, Inc. ("Ecco"), and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

   CASH AND CASH EQUIVALENTS--The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

   FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of the Company's assets and liabilities which constitute financial instruments approximate their recorded value.

   CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The majority of the Company's cash is maintained with a commercial bank. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see Note 11).

   INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Allowances are made for slow-moving, obsolete, unsalable or unusable items.

   EQUIPMENT AND FURNITURE--Equipment and furniture are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to equipment and furniture. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the applicable assets, including capital leases.

                                                               ESTIMATED
                                                                 LIVES
     Machinery and equipment                                   3-5 years
     Office furniture and equipment                            3-7 years


   GOODWILL AND OTHER INTANGIBLES--Goodwill and other intangibles are amortized over five- to ten-year periods.


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

   SIGNIFICANT ESTIMATES AND ASSUMPTIONS--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   REVENUE RECOGNITION--Revenue from product sales is recognized upon shipment. An allowance for estimated future returns is recorded at the time revenue is recognized based on the Company's historical experience. Estimated product warranty costs are also provided for at the time of sale.

   RESEARCH AND DEVELOPMENT COSTS--All research and development costs are charged to operations as incurred.

   NET INCOME PER SHARE--In 1997, the FASB issued SFAS No. 128, "Earnings per Share," which replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options and warrants. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts for all years have been presented and, where necessary, restated to conform to SFAS No. 128 requirements.

   Basic net income per share is computed by dividing net income by weighted-average common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of the Company's common stock (under the treasury stock method).

   The following table sets forth the computation of basic and diluted net income per share:


                                                       1998              1997              1996
Net income                                         $  530,129        $   70,144        $  161,990
                                                   ==========        ==========        ==========
Shares used in computation:
  Weighted-average shares outstanding for
    basic net income per share                      1,493,301         1,493,046         1,451,442

  Effect of dilutive option and warrant shares         83,902           105,753           152,151
                                                   ----------        ----------       -----------
Total shares for diluted net income per share       1,577,203         1,598,799         1,603,593
                                                   ==========        ==========        ==========

Basic net income per share:
  Income before extraordinary gain                 $      .36        $      .04        $      .11
  Extraordinary gain                                    -                   .01             -
                                                   ----------        ----------       -----------

  Net income                                       $      .36        $      .05        $      .11
                                                   ==========        ==========        ==========

Diluted net income per share:
  Income before extraordinary gain                 $      .34        $      .03        $      .10
  Extraordinary gain                                    -                   .01             -
                                                   ----------        ----------       -----------

  Net income                                       $      .34        $      .04        $    $ .10
                                                   ==========        ==========        ==========


   NET INCOME PER SHARE (CONTINUED)--The calculations for diluted net income per share did not include an aggregate out of money options and warrants of 156,304, 107,371 and 371,000 for the years ended August 31, 1998, 1997 and
   1996, respectively.

   EMPLOYEE STOCK-BASED COMPENSATION--The Company uses the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee and director stock-based compensation plans.

   NONEMPLOYEE STOCK-BASED COMPENSATION--The Company complies with the provisions of SFAS No. 123 relating to the accounting for awards of stock-based compensation to nonemployees. Accordingly, stock-based compensation awarded to nonemployees is accounted for using the "fair value" method.

   NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect, if any, of implementing SFAS No. 133, which will be effective for fiscal 2000.

   RECLASSIFICATIONS--Certain reclassifications have been made to the prior year's financial statements to conform to the 1998 presentation.

2. INVENTORIES

   Inventories at August 31 consist of the following:

                                                             1998             1997
          Raw materials and subassemblies                $  455,740        $  785,088
          Work in process                                    79,935            83,959
          Finished goods                                    210,895           209,514
                                                         ----------        ----------
                                                         $  746,570        $1,078,561
                                                         ==========        ==========

3. EQUIPMENT AND FURNITURE

   Equipment and furniture at August 31 consist of the following:

                                                             1998              1997
          Machinery and equipment                        $  902,769        $  783,880
          Office furniture and equipment                    632,393           582,116
                                                         ----------        ----------
                                                          1,535,162         1,365,996

          Less accumulated depreciation and
             amortization                                (1,166,197)       (1,008,707)
                                                         ----------        ----------
                                                         $  368,965        $  357,289
                                                         ==========        ==========

4. ACCRUED EXPENSES

   Accrued expenses at August 31 consist of the following:


                                                       1998             1997
   Payroll and related amounts                     $  235,629       $ 183,492
   Warranty                                           651,077         528,430
   Professional fees                                  152,301         119,965
   Other                                               50,260          15,323
                                                   ----------       ---------
                                                   $1,089,267       $ 847,210
                                                   ==========       =========

5. LONG-TERM OBLIGATIONS

   Long-term obligations at August 31 consist of the following:

                                                                  1998            1997
Capitalized lease obligations, 7%-18%, due through
  April 2001 (Note 7)                                           $ 38,134        $ 60,627
Equipment line of credit, 8.5% (Note 6)                           90,160          24,352
Collateralized 8-13% equipment loans, final payments
  through November 2001                                           18,595           5,602
Other                                                                 -           14,000
                                                               ---------        --------
                                                                 146,889         104,581
Less current portion                                             (64,030)        (36,212)
                                                               ---------        --------
                                                                $ 82,859        $ 68,369
                                                               =========        ========

   The aggregate principal payments on long-term obligations as of August 31, 1998, excluding capital leases, are $43,084 in 1999, $43,514 in 2000, $20,550 in 2001 and $1,607 in 2002.

   Capital lease and equipment loans at August 31, 1998 are collateralized by the related equipment with a carrying value of approximately $152,000.

6. BANK ARRANGEMENTS

   As of August 31, 1998, the Company had a bank working capital demand line of credit that provided for borrowings up to $1,000,000 and a $225,000 equipment line of credit. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, and a required minimum current ratio and debt to tangible net worth ratio. As of August 31, 1998, no borrowings have been made under the working capital line of credit and the Company has $90,160 in borrowings under the equipment line of credit at an interest rate of 8.5% which is payable in monthly installments through April 2001.

7. COMMITMENTS

   LEASES--The Company leases an administrative and production facility under an operating lease which expires in April 2000. The Company is responsible for certain real estate taxes, utilities and maintenance costs. Total rental expense for operating leases for the years ended August 31, 1998, 1997 and 1996 amounted to $138,322, $137,033 and $102,198, respectively.

   The Company leases certain equipment under capital leases and, accordingly, the present value of the net minimum payments has been reflected in equipment and furniture and capitalized lease obligations.

   Future minimum lease payments under noncancelable lease terms in excess of one year at August 31, 1998 are as follows:


                                          CAPITAL       OPERATING
                                          LEASES         LEASES
1999                                     $ 24,486       $  91,997
2000                                       12,761          57,498
2001                                        6,042              -
                                         --------       ---------
Total minimum lease payments               43,289       $ 149,495
                                                        =========
Less interest                              (5,155)
                                         --------
Net minimum lease payments                 38,134

Less current portion                      (20,946)
                                         --------
Long-term portion                        $ 17,188
                                         ========


   EMPLOYMENT AGREEMENTS--The Company has an employment agreement with an officer of the Company providing minimum annual aggregate compensation of $140,000 in 1999 and 2000, and $47,000 in 2001.

8. INCOME TAXES

   The provision for income taxes, including income taxes on extraordinary gain in 1997, is comprised of the following for the years ended August 31:


                                          1998           1997           1996
Current:
  Federal                               $  15,000      $  2,000       $  4,000
  State                                    95,000        36,000         36,000
  Foreign                                  11,000         1,000              -
                                        ---------      --------       --------
                                        $ 121,000      $ 39,000       $ 40,000
                                        =========      ========       ========

   The Company's effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

                                                                                1998        1997        1996
    Statutory federal income tax rate                                           34.0 %       34.0 %      34.0 %
    State income taxes, net of federal benefit                                   9.6         21.4        11.8
    Amortization of goodwill                                                     4.5         27.2        14.6
    Federal alternative minimum and foreign taxes                                2.6          1.8         1.3
    Utilization of federal net operating loss carryforwards
      and tax credits                                                          (39.4)       (55.5)      (47.0)
    Other                                                                        7.3          6.2         5.1
                                                                               -----        -----       -----
    Effective tax rate                                                          18.6 %       35.1 %      19.8 %
                                                                               =====        =====       =====

As of August 31, 1998, the Company has net operating loss carryforwards for financial reporting and income tax purposes of approximately $1,224,000, expiring in varying amounts from 2003 to 2010 (primarily 2003 to 2008). Aggregate investment and research and development credit carryforwards of $78,000 at August 31, 1998 expire in varying amounts through the year 2005. The Company also has $394,000 of federal net operating loss carryforwards which are limited to use against income of Ecco.

Net operating loss carryforwards are limited in the event of certain circumstances, including significant changes in ownership interests. Upon completion of the Company's 1987 public offering and 1990 acquisition of Ecco, the maximum net operating loss carryforward that may be used in any year for losses incurred prior to the aforementioned events is approximately $212,000. However, use of the Company's net operating loss carryforwards, incurred since the completion of the 1987 offering and 1990 acquisition, approximating $727,000, will not be limited in any year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances have been recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of these assets.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities at August 31,:

                                                           1998              1997
Deferred tax assets (liabilities):
  Net operating loss carryforwards                    $   550,000        $   718,000
  Tax credits                                              78,000             78,000
  Accounts receivable reserves                             70,000             58,000
  Inventories and related reserves                        359,000            282,000
  Other                                                   (17,000)           (25,000)
  Depreciation                                             31,000             20,000
  Valuation allowance                                  (1,071,000)        (1,131,000)
                                                      -----------         ----------
                                                      $         -          $       -
                                                      ===========         ==========

9. CAPITAL TRANSACTIONS

   COMMON STOCK--In January 1996, the Company sold, in a private placement, 68,182 shares of restricted common stock for net proceeds of $89,057, including issuance costs of $943.

   STOCK OPTIONS--In 1983, the Company approved and reserved shares of common stock for an incentive stock option plan for key employees. No option may be granted to any employee who owns in excess of 10% of the total outstanding voting stock. No option granted under the plan shall have a term in excess of ten years. The purchase price per share for the stock options shall not be less than the fair market value of the common stock at the time of grant.

   Since 1988, the Company has approved and reserved shares of common stock for nonqualified stock option plans for the benefit of certain employees, nonemployee directors, and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the "Committee"), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors and key advisors with vesting provisions established by the Committee. At August 31, 1998, 22,922 shares remain available for future grants.

   A summary of activity of the stock option plans is as follows:

                                                                                  WEIGHTED AVERAGE
                                                                                      EXERCISE
                                                                   SHARES          PRICE PER SHARE
    Outstanding, September 1, 1995                                271,573             $ 1.29
      Granted (weighted-average fair value of $0.89)               84,200               1.44
      Canceled                                                    (41,739)              1.53
                                                                 --------
    Outstanding, August 31, 1996                                  314,034               1.30
      Granted (weighted-average fair value of $0.94)               38,000               2.12
      Canceled                                                    (30,300)              1.65
                                                                 --------
    Outstanding, August 31, 1997                                  321,734               1.37

      Granted (weighted-average fair value of $1.01)               61,500               1.50
      Canceled/expired                                            (61,467)              1.27
                                                                 --------
    Outstanding, August 31, 1998                                  321,767             $ 1.41
                                                                 ========             ======

    STOCK OPTIONS (CONTINUED)-

    The following table summarizes information concerning outstanding and exercisable options as of August 31, 1998:


                                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ------------------------------------------------     --------------------------------
                                           WEIGHTED
                                            AVERAGE
                                           REMAINING
                                          CONTRACTUAL      WEIGHTED                         WEIGHTED
        RANGE OF            NUMBER           LIFE           AVERAGE        NUMBER            AVERAGE
      EXERCISE PRICE(S)   OUTSTANDING       (YEARS)     EXERCISE PRICE   EXERCISABLE     EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------
       $ .72 -$1.00         78,350          3.84             $ .81           77,225           $ .81
        1.01-  2.00        177,213          6.88              1.41           92,648            1.36
        2.01-  2.17         65,833          5.88              2.10           45,583            2.08
           6.48                371          1.79              6.48              371            6.48
                           -------                                          -------
                           321,767          5.93            $ 1.41          215,827          $ 1.33
                           =======          ====            ======          =======          ======

   STOCK WARRANTS--In September 1995, the Company granted warrants to a financial consultant to purchase 1,000 shares of common stock at an exercise price of $1.36 per share, exercisable for a ten-year period.

   In January 1996, the Company granted warrants to a public relations firm to purchase 10,000 shares of common stock at an exercise price of $1.65 per share exercisable for a ten-year period. Pursuant to SFAS No. 123, the Company recorded compensation expense of $11,000 for the year ended August 31, 1996 in connection with the issuance of these warrants.

   In September 1996, the Company granted warrants to two officers to purchase an aggregate 19,000 shares of common stock at an exercise price of $2.12 per share, exercisable for a ten-year period. Each of the warrants was assigned a value of $.10 per share which was paid by the officers.

   In August 1997, the Company granted warrants to a financial consultant to purchase 3,500 shares of common stock at an exercise price of $1.69, exercisable for a ten-year period. The Company valued these warrants and recorded compensation expense of $1,882 and $1,626 for the years ended August 31, 1998 and 1997, respectively.

   In June 1998, the Company granted warrants to a financial consultant to purchase 6,667 shares of common stock at an exercise price of $1.67, exercisable for a ten-year period. Pursuant to SFAS No. 123, the Company valued these warrants and recorded compensation expense of $10,000 for the year ended August 31, 1998.

   The Company has granted rights to certain warrant holders with respect to the registration of such shares underlying the warrants with the Securities and Exchange Commission.

   The following is a summary of transactions relating to the Company's outstanding common stock warrants:

                                                                                      PRIVATE
                                       CONSULTANTS       OFFICERS          DEBT      PLACEMENTS        TOTAL
Outstanding, September 1, 1995             40,238          25,000          2,512       16,200          83,950
  Exercised                                     -               -              -      (16,200)        (16,200)
  Granted (weighted-average
    fair value of $1.12)                   11,000               -              -            -          11,000
                                        ---------       ---------      ---------    ---------       ---------
Outstanding, August 31, 1996               51,238          25,000          2,512            -          78,750
  Expired                                  (3,571)              -              -            -          (3,571)
  Granted (weighted-average
    fair value of $2.05)                    3,500          19,000              -            -          22,500
                                        ---------       ---------      ---------    ---------       ---------

Outstanding, August 31, 1997               51,167          44,000          2,512            -          97,679
  Expired                                  (6,667)         (9,000)             -            -         (15,667)
  Granted (weighted-average
    fair value of $1.13)                    6,667               -              -            -           6,667
                                        ---------       ---------      ---------    ---------       ---------

Outstanding, August 31, 1998
  (weighted-average exercise
    price of $1.22)                        51,167          35,000          2,512           -           88,679
                                        =========       =========      =========    =========       =========
Exercisable                                49,417          27,500          2,512           -           79,429
                                        =========       =========      =========    =========       =========

Exercise price(s)                     $.72 - $2.07    $.74 - $2.12         $ .99            -     $.72 - $2.12
                                      ============    ============     =========    =========     ============

   EMPLOYEE STOCK-BASED COMPENSATION--With respect to employee and directors' stock-based compensation, the Company has adopted the disclosure only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for employee and directors' stock-based compensation awarded under employee stock option plans. If compensation cost had been determined for awards granted commencing September 1, 1995 under the Company's employee and directors' stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended August 31, 1998, 1997 and 1996 would have decreased to the pro forma amounts indicated below:


                                                              1998            1997           1996
   Net income - as reported                               $ 530,129        $ 70,144       $ 161,990
   Net income - pro forma                                   484,380          39,634         141,458
   Net income per share - diluted - as reported                0.34            0.04            0.10
   Net income per share - diluted - pro forma                  0.31            0.02            0.09

   The pro forma disclosures presented are not necessarily representative of the effects on reported net income for future years.

   EMPLOYEE STOCK-BASED COMPENSATION (CONTINUED)--The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 5.5% in 1998, 6% in 1997, and 7% in 1996, an expected life of five years, an expected volatility of 80% in 1998, 42% in 1997, and 80% in 1996 and assumes no dividends will be paid.


   COMMON STOCK RESERVED            SHARES
   Stock warrants                    88,679
   Stock options                    344,689
                                   --------
                                    433,368
                                   ========

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

   Sales to one customer accounted for 36% of net sales in 1998 and 1997, and 33% of net sales in 1996. The accounts receivable from this customer amounted to approximately $207,000 and $402,000 at August 31, 1998 and 1997, respectively.

   The Company sources a significant amount of components and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components could have a material adverse effect on the Company's operating results in any given period. International sales, primarily to Canada, Europe and Asia, were approximately $1,196,000 in 1998, $1,435,000 in 1997 and $1,057,000 in 1996.

12. OTHER INCOME

   Other income consists of the following for the years ended August 31:

                          1998          1997           1996
   Interest               $ 26,248       $ 7,592        $ 6,641
   Commissions               3,357        13,818         21,736
   Other                     8,318             -              -
                          --------      --------       --------
                          $ 37,923      $ 21,410       $ 28,377
                          ========      ========       ========

                                  * * * * * *

                  FINANCIAL STATEMENT SCHEDULE
                  FURNISHED PURSUANT TO THE
                  REQUIREMENTS OF FORM 10-KSB

                                                                     SCHEDULE II

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                          ADDITIONS
                                                BALANCE AT      CHARGED TO       CHARGED TO                       BALANCE AT
                                                BEGINNING        COSTS AND         OTHER         DEDUCTIONS         END OF
                 DESCRIPTION                     OF YEAR         EXPENSES         ACCOUNTS          (A)              YEAR

Allowance for doubtful accounts and returns:

  August 31, 1998                                 $ 185,000        $ 35,000              $ -       $ (44,000)       $ 176,000

  August 31, 1997                                   131,000          74,000                -         (20,000)         185,000

  August 31, 1996                                   113,000          44,000                -         (26,000)         131,000


(A)  Net write-offs of bad debts (net of recoveries) and returns.