Form 10QSB
period 1998-11-30
INTERNATIONAL ELECTRONICS INC
filed 1999-01-13
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended      November 30, 1998
                   -------------------------------------------------------------


Commission File Number    2-91218-B
                      ----------------------------------------------------------



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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES    X      NO
                        -----      _____

         1,493,301 common shares were outstanding at January 5, 1999.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.    Financial Information:                                                    Page No.
                                                                                     --------

           Item 1:  Financial Statements (unaudited)
                    --------------------------------

           Condensed Consolidated Balance Sheets, November 30, 1998
           and August 31, 1998                                                            2

           Condensed Consolidated Statements of Operations, three months
           ended November 30, 1998 and 1997                                               3

           Condensed Consolidated Statement of Shareholders' Equity,
           three months ended November 30, 1998                                           4

           Condensed Consolidated Statements of Cash Flows, three
           months ended November 30, 1998 and 1997                                        5

           Notes to Condensed Consolidated Financial Statements                         6-9

           Item 2:  Management's Discussion and Analysis of
                    ---------------------------------------
                    Financial Condition and Results of Operations                     10-15
                    ---------------------------------------------

Part II.   Other Information:

           Item 6:  Exhibits and Reports on Form 8-K                                     16
                    --------------------------------

           Signature                                                                     16
           ---------

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                   ----------------------------------------
                                  (unaudited)

                                        Nov. 30, 1998   August 31, 1998
                                        --------------  ----------------
ASSETS
------
Current assets:
 Cash and equivalents                     $ 1,152,283       $   895,876
 Accounts receivable, net                     845,966           986,403
 Inventories                                  999,356           746,570
 Other current assets                         156,327           153,816
                                          -----------       -----------
 Total current assets                       3,153,932         2,782,665

Equipment, furniture and
 improvements, net                            367,522           368,965

Other assets:
 Goodwill and other intangibles, net          126,812           148,432
 Other                                         11,950            11,950
                                          -----------       -----------
                                              138,762           160,382
                                          -----------       -----------
                                          $ 3,660,216       $ 3,312,012
                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------
Current liabilities:
 Accounts payable                         $   377,634       $   138,894
 Accrued expenses                           1,114,683         1,089,267
 Income taxes                                  64,232            44,000
 Current portion of long-term
   obligations                                 62,713            64,030
                                          -----------       -----------
 Total current liabilities                  1,619,262         1,336,191

Long-term obligations                          68,493            82,859
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,528,301 shares                     15,283            15,283
 Capital in excess of par value             4,796,620         4,796,149
 Accumulated deficit                       (2,800,798)       (2,879,826)
 Less treasury stock, at cost:
   35,000 shares                              (38,644)          (38,644)
                                          -----------       -----------
   Total shareholders' equity               1,972,461         1,892,962
                                          -----------       -----------
                                          $ 3,660,216       $ 3,312,012
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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              -----------------------------------------------
                                  (unaudited)

                                        Three months ended
                                  ------------------------------
                                  Nov. 30, 1998   Nov. 30, 1997
                                  --------------  --------------
Net sales                            $2,131,113      $2,360,932

Cost of sales                         1,098,303       1,297,351
                                     ----------      ----------

Gross profit                          1,032,810       1,063,581

Research and development costs          144,122         102,723

Selling, general and
administrative expenses                 797,200         805,701
                                     ----------      ----------

Income from operations                   91,488         155,157

Interest expense                         (4,089)         (3,136)

Other income                             15,629           1,043
                                     ----------      ----------

Income before taxes                     103,028         153,064

Provision for taxes                      24,000          44,000
                                     ----------      ----------

Net income                           $   79,028      $  109,064
                                     ==========      ==========

Net income per share:
  Basic                                    $.05            $.07
  Diluted                                   .05             .07
                                     ==========      ==========

Shares used in computing
net income per share:
  Basic                               1,493,301       1,493,301
  Diluted                             1,558,242       1,591,633
                                     ==========      ==========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

         CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
         -------------------------------------------------------------
                                  (unaudited)

                                         Capital in
                        Common Stock     excess of   Accumulated  Treasury Stock
                     ------------------                           ---------------
                      Shares    Amount   par value     Deficit    Shares     Cost       Total
                     ---------  -------  ----------  -----------  ------     ----       -----
Balances,
September 1, 1998    1,528,301  $15,283  $4,796,149  ($2,879,826) 35,000   ($38,644)  $1,892,962

Issuance of
stock warrants               -        -         471            -       -          -          471

Net income                   -        -           -       79,028       -          -       79,028
                     ---------  -------  ----------  -----------  ------   --------   ----------
Balances,
November 30, 1998    1,528,301  $15,283  $4,796,620  ($2,800,798) 35,000   ($38,644)  $1,972,461
                     =========  =======  ==========  ===========  ======   ========   ==========

     See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                             Three months ended
                                                     ---------------------------------
                                                     Nov. 30, 1998       Nov. 30, 1997
                                                     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   79,028           $ 109,064
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                          64,938              51,579
   Stock warrants issued for professional
     services                                                471                 471
   Changes in operating assets and liabilities:
      Accounts receivable                                140,437              17,828
      Inventories                                       (252,786)            (52,364)
      Other current assets                                (2,511)              3,030
      Income taxes                                        20,232               5,000
      Accounts payable and accrued
        expenses                                         264,156              25,780
                                                      ----------           ---------
      Net cash provided by
        operating activities                             313,965             160,388

CASH FLOWS FROM INVESTING ACTIVITIES AND OTHER:
   Net purchase of equipment,
     furniture and improvements                          (41,875)           (114,281)
   Other assets                                                -               7,351
                                                      ----------           ---------
   Net cash used in investing
     activities and other                                (41,875)           (106,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to debt obligations                               -              22,250
   Reduction of notes payable and debt
     obligations                                         (15,683)            (12,166)
                                                      ----------           ---------
   Net cash provided by (used in)
      financing activities                               (15,683)             10,084

CASH AND EQUIVALENTS:
   Net increase during period                            256,407              63,542
   Balances, beginning of period                         895,876             160,075
                                                      ----------           ---------
   Balances, end of period                            $1,152,283           $ 223,617
                                                      ==========           =========


See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)


A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 1998 and the results of operations for the three months then ended.

   Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1998.

B. Principles of Consolidation:
   ----------------------------

   The accompanying condensed consolidated financial statements include the accounts of the Company, its majority owned subsidiary, Ecco Industries, Inc. and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

C. Income Taxes:
   -------------

   The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

D. Significant Estimates and Assumptions:
   -------------------------------------

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

E. Net Income per Share:
   ---------------------

   In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Unlike primary net income per share, basic net income per share excludes any dilutive effects of options and warrants. Diluted net income per share is very similar to the previously reported fully diluted net income per share. The net income per share amount for the three months ended November 30, 1997 has been restated to conform to the SFAS No. 128 requirements.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

  Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive option and warrant shares outstanding based on the average market price of the Company's common stock (under the treasury stock method).

  The following table sets forth the computation of basic and diluted net income per share:

                                                Three months ended
                                     ---------------------------------------
                                       Nov. 30, 1998         Nov. 30, 1997
                                     ------------------   ------------------
  Net income                             $   79,028           $  109,064
                                         ==========           ==========

  Shares used in computation:
     Weighted average
       shares outstanding for
       basic net income per share         1,493,301            1,493,301

     Effect of dilutive option
       and warrant shares                    64,941               98,332
                                         ----------           ----------

     Total shares for diluted net
       income per share                   1,558,242            1,591,633
                                         ==========           ==========

  Net income per share:
       Basic                             $      .05           $      .07
       Diluted                                  .05                  .07
                                         ==========           ==========

  The calculations for diluted net income per share did not include an aggregate out of the money options and warrants of 156,304 and 91,037 for the three months ended November 30, 1998 and 1997, respectively.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)


F.    Long-term Obligations:
      ----------------------

   Long-term obligations are summarized as follows:

                                              Nov. 30, 1998   Aug. 31, 1998
                                              --------------  --------------
   7-18% capitalized lease obligations,
   due through April, 2001 (Note H)                $ 33,184        $ 38,134

   Equipment line of credit, 8.5% (Note G)           80,694          90,160

   8% equipment loan, collateralized
   by equipment, final payment due
   Nov., 2001                                        17,328          18,595
                                                   --------        --------
                                                    131,206         146,889

   Less current portion                             (62,713)        (64,030)
                                                   --------        --------
                                                   $ 68,493        $ 82,859
                                                   ========        ========

   The aggregate principal payments on long-term obligations, excluding capital leases are $43,187 (1999), $41,601 (2000) and $13,234 (2001).

G. Bank Arrangements:
   -----------------

   As of November 30, 1998, the Company has available up to $1,000,000 for a bank working capital demand line of credit and a $225,000 equipment line of credit. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, and a required minimum current ratio and debt to tangible net worth ratio. As of November 30, 1998, no borrowings have been made under the working capital line of credit and the Company has $80,694 in borrowings under the equipment line of credit at an interest rate of 8.5% which is payable in monthly installments through April 2001.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

H. Capital Lease Commitments:
   --------------------------

   The Company leases certain equipment under capital leases and, accordingly, the present value of the net minimum payments has been reflected in equipment, furniture and improvements and capitalized lease obligations.

   Future minimum capital lease payments under non-cancelable lease terms in excess of one year at November 30, 1998 are as follows:

          1999                         $ 22,355
          2000                           10,584
          2001                            4,229
                                       --------
       Total minimum lease payments      37,168

       Less interest                     (3,984)
                                       --------
       Net minimum lease payments        33,184

       Less current portion             (19,526)
                                       --------

       Long-term portion               $ 13,658
                                       ========

                   Management's Discussion and Analysis of
                   ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1998, the Company had working capital of $1,534,670 compared to $1,446,474 at August 31, 1998. The ratio of current assets to current liabilities was 1.9 at November 30, 1998 and 2.1 at August 31, 1998. The debt to equity ratio was .9 at November 30, 1998 and .7 at August 31, 1998. The increase in working capital is primarily the result of the Company's operating cash flow, offset in part by the purchase of fixed assets for the first quarter of fiscal 1999. The decrease in current ratio and increase in debt to equity ratio is primarily the result of an increase in accounts payable and accrued expenses.

Net capital expenditures were $41,875 and $114,281 for the three months ended November 30, 1998 and 1997, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1999 decreased 10% as compared to the first quarter of fiscal 1998. The decrease in sales for the first quarter of fiscal 1999 reflects decreases in glassbreak detectors, access control and keypad sales.

The ratios of gross profit to sales for the three months ended November 30, 1998 and 1997 were 48% and 45%, respectively. The increase in gross profit percentage is primarily the result of decreases in warranty costs, product mix and lower product costs.

Research and development expenses were $144,122 and $102,723 for the three months ended November 30, 1998 and 1997, respectively. The increase in costs is primarily due to the hiring of additional personnel and outside consultants.

As a percentage of net sales, selling, general and administrative expenses were 37% and 34% for the three months ended November 30, 1998 and 1997, respectively. The increase in costs as a percentage of net sales is the result of lower sales for the 1999 first quarter.

The provision for income taxes for the first quarter of fiscal 1999 represents foreign, federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate for the three months ended November 30, 1998 of 23% was less than the combined federal and state statutory income tax rates, primarily as a result of the utilization of available net operating loss carryforwards.

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all quarters of fiscal years beginning after June 15, 1999. The Company has not determined the effects, if any, that SFAS No. 133 will have on its consolidated financial statements and disclosures.

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

LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1996, 1997 and 1998, and the three months ended November 30, 1998, the Company had net income of approximately $162,000, $70,000, $530,000 and $79,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

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

Effective February 23, 1998, the NASD adopted new more stringent standards for a company to maintain its stock listing on NASDAQ. The Company is currently in compliance with all NASDAQ SmallCap listing requirements.

However, there can be no assurance that the Company will continue to meet the new standards as implemented and maintain its listing in NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares at a favorable price.

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

Part II.  Other Information
---------------------------

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                (a) Exhibits:

                    (27)      Financial Data Schedule

                (b) There were no reports on Form 8-K filed for the
                    three months ended November 30, 1998.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                          International Electronics, Inc.


Date: 1/13/99                             /s/  John Waldstein
      -------                             ---------------------------
                                          John Waldstein, President,
                                          Treasurer and Chief Financial and
                                          Accounting Officer and duly authorized
                                          to sign.