Form 10QSB
period 1999-02-28
INTERNATIONAL ELECTRONICS INC
filed 1999-04-13
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended            February 28, 1999
                 --------------------------------------------------------

Commission File Number           2-91218-B
                      ---------------------------------------------------


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

          1,493,301 common shares were outstanding at March 30, 1999.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------
                                     Index
                                     -----


Part I.  Financial Statements (unaudited)
         --------------------------------

         Condensed Consolidated Balance Sheets, February 28,
         1999 and August 31, 1998                                 2

         Condensed Consolidated Statements of Operations,
         three and six months ended February 28, 1999 and
         1998                                                     3

         Condensed Consolidated Statement of Shareholders'
         Equity, six months ended February 28, 1999               4

         Condensed Consolidated Statements of Cash Flows, six
         months ended February 28, 1999 and 1998                  5

         Notes to Condensed Consolidated Financial Statements     6-9

         Item 2: Management's Discussion and Analysis of
                 ---------------------------------------
                 Financial Condition and Results of Operations    10-15
                 ---------------------------------------------

Part II. Other Information:

         Item 4: Submission of Matters to a Vote of Security
                 -------------------------------------------
                 Holders                                          16
                 -------

         Item 6: Exhibits and Reports on Form 8-K                 16
                 --------------------------------
         Signature                                                16
         ---------

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                                                Feb. 28, 1999                August 31, 1998
                                                                -------------                ---------------
ASSETS
------
Current assets:
     Cash and equivalents                                        $1,178,566                   $   895,876
     Accounts receivable, net                                       971,095                       986,403
     Inventories                                                  1,026,454                       746,570
     Other current assets                                           164,403                       153,816
                                                                 ----------                    ----------
     Total current assets                                         3,340,518                     2,782,665

Equipment, furniture and
   improvements, net                                                392,706                       368,965

Other assets:
     Goodwill and other intangibles, net                            105,191                       148,432
     Other                                                           11,950                        11,950
                                                                 ----------                    ----------
                                                                    117,141                       160,382
                                                                 ----------                    ----------
                                                                 $3,850,365                    $3,312,012
                                                                 ==========                    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                            $  466,474                   $   138,894
     Accrued expenses                                             1,034,611                     1,089,267
     Income taxes                                                    86,921                        44,000
     Current portion of long-term
       obligations                                                   86,057                        64,030
                                                                 ----------                    ----------
     Total current liabilities                                    1,674,063                     1,336,191

Long-term obligations                                               106,595                        82,859
Commitments

Shareholders' equity:
     Common stock, $.01 par value:
       Authorized 5,984,375 shares
       Issued 1,528,301 shares                                       15,283                        15,283
     Capital in excess of par value                               4,797,090                     4,796,149
     Accumulated deficit                                         (2,704,022)                   (2,879,826)
     Less treasury stock, at cost:
       35,000 shares                                                (38,644)                      (38,644)
                                                                 ----------                    ----------
       Total shareholders' equity                                 2,069,707                     1,892,962
                                                                 ----------                    ----------
                                                                 $3,850,365                   $ 3,312,012
                                                                 ==========                    ==========

See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (unaudited)



                                                Three months ended              Six months ended
                                     ---------------------------------    -----------------------------
                                     Feb. 28, 1999       Feb. 28, 1998    Feb. 28, 1999   Feb. 28, 1998
                                     -------------       -------------    -------------   -------------

Net sales                             $2,403,159         $2,232,020         $4,534,272      $4,592,952

Cost of sales                          1,301,546          1,208,964          2,399,849       2,506,315
                                      ----------         ----------         ----------      ----------

Gross profit                           1,101,613          1,023,056          2,134,423       2,086,637

Research and development costs           181,485            126,037            325,607         228,760

Selling, general and
 administrative expenses                 813,890            756,596          1,611,090       1,562,297
                                      ----------         ----------         ----------      ----------

Income from operations                   106,238            140,423            197,726         295,580

Interest expense                          (3,292)            (3,322)            (7,381)         (6,458)

Other income (expense)                    13,830               (463)            29,459             580
                                      ----------         ----------         ----------      ----------

Income before taxes                      116,776            136,638            219,804         289,702

Provision for taxes                       20,000             28,000             44,000          72,000
                                      ----------         ----------         ----------      ----------

Net income                            $   96,776         $  108,638         $  175,804      $  217,702
                                      ==========         ==========         ==========      ==========
Net income per share:

   Basic                                    $.06               $.07               $.12            $.15
   Diluted                                  $.06               $.07               $.11            $.14
                                      ==========         ==========         ==========      ==========

Shares used in computing
   net income per share:

   Basic                               1,493,301          1,493,301          1,493,301       1,493,301
   Diluted                             1,583,585          1,569,802          1,570,914       1,580,718
                                      ==========         ==========         ==========      ==========

See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)







                              Common Stock        Capital in                        Treasury Stock
                              ------------        excess of       Accumulated       --------------
                           Shares     Amount      par value        Deficit        Shares      Cost         Total
                           ------     ------      ---------        ----------     ------      ----         -----
Balances,
September 1, 1998       1,528,301   $15,283     $4,796,149       ($2,879,826)   35,000    ($38,644)     $1,892,962

Issuance of stock
warrants                    -          -               941            -            -           -               941

Net income                  -          -              -              175,804       -           -           175,804
                        ---------   -------     ----------         ---------    ------    --------      ----------
Balances,
February 28, 1999       1,528,301   $15,283     $4,797,090       ($2,704,022)   35,000    ($38,644)     $2,069,707
                        =========   =======     ==========        ==========    ======    ========      ==========

See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                                  Six months ended
                                                      ----------------------------------------
                                                      Feb. 28, 1999               Feb. 28, 1998
                                                      -------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $  175,804               $    217,702
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                       139,762                     94,577
     Stock warrants issued for professional
        services                                             941                        942
     Changes in operating assets and liabilities:
        Accounts receivable                               15,308                     48,674
        Inventories                                     (279,884)                    97,053
        Other current assets                             (10,587)                   (19,359)
        Income taxes                                      42,921                     33,000
        Accounts payable and accrued expenses            272,924                   (106,364)
                                                      ----------               ------------
     Net cash provided by operating activities           357,189                    366,225

CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
     Net purchase of equipment,
        furniture and improvements                      (120,262)                  (121,118)
     Other assets                                              0                      9,911
                                                      ----------               ------------
     Net cash used in investing
        activities and other                            (120,262)                  (111,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions of notes payable
        and debt obligations                              77,342                     62,672
     Reduction of notes payable and debt
        obligations                                      (31,579)                   (15,744)
                                                      ----------               ------------
     Net cash provided by
       financing activities                               45,763                     46,928
                                                      ----------               ------------

CASH AND EQUIVALENTS:
     Net increase during period                          282,690                    301,946
     Balances, beginning of period                       895,876                    160,075
                                                      ----------               ------------
     Balances, end of period                          $1,178,566               $    462,021
                                                      ==========               ============

See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)




A.  Financial Statements:
    --------------------
    In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1999 and the results of operations for the three and six months then ended.

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

B.  Principles of Consolidation:
    ---------------------------
    The accompanying condensed consolidated financial statements include the accounts of the Company, its majority owned subsidiary, Ecco Industries, Inc. and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

C.  Income Taxes:
    ------------
    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

D.  Significant Estimates and Assumptions:
    --------------------------------------
    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)


E.  Net Income per Share:
    ---------------------


     Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the periods. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive option and warrant shares outstanding based on the average market price of the Company's common stock (under the treasury stock method).


The following table sets forth the computation of basic and diluted net income per share:


                                           Three months ended              Six months ended
                                  --------------------------------    ---------------------------
                                  Feb. 28, 1999      Feb. 28, 1998    Feb. 28, 1999  Feb. 28, 1998
                                  -------------      -------------    -------------- -------------

Net income                           $   96,776        $  108,638     $  175,804     $  217,702
                                    ===========       ===========     ==========     ==========
Shares used in computation:

  Weighted average
  shares outstanding for
  basic income per share              1,493,301         1,493,301      1,493,301      1,493,301

   Effect of dilutive option
     and warrant shares                  90,284            76,501         77,613         87,417
                                     ----------         ---------       --------       --------
 Total shares for diluted income
     per share                        1,583,585         1,569,802      1,570,914      1,580,718
                                    ===========       ===========     ==========     ==========

Net income per share:

    Basic                                  $.06              $.07           $.12           $.15
    Diluted                                $.06              $.07           $.11           $.14
                                    ===========       ===========     ==========     ==========

The calculations for diluted net income per share did not include an aggregate out of the money options and warrants of 109,037 and 118,871 for the three months ended February 28, 1999 and 1998, respectively.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

F.   Long-term Obligations:
     ----------------------

     Long-term obligations are summarized as follows:

                                               Feb. 28, 1999     Aug. 31, 1998
                                               -------------     -------------

Equipment line of credit, 7.75-8.5% (Note G)     $ 148,570          $ 90,160

7-18% capitalized lease obligations, due
through April 2001 (Note H)                         28,046            38,134

8% equipment loan, collateralized by
equipment, final payment due Nov., 2001             16,036            18,595
                                                 ---------          --------

                                                   192,652           146,889

Less current portion                               (86,057)          (64,030)
                                                 ---------          --------
                                                 $ 106,595          $ 82,859
                                                 =========          ========

     The aggregate principal payments on long-term obligations as of February 28, 1999, excluding capital leases are $69,092 (2000), $63,685 (2001) and
     $31,829 (2002).


G.   Bank Arrangements:
     ------------------

     As of February 28, 1999, the Company has available up to $1,000,000 for a bank working capital demand line of credit and a $148,000 equipment line of credit until April 29, 1999. Available borrowings under the working capital line are based on a percentage of eligible accounts receivable and inventory. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends and a required minimum current ratio and debt to tangible net worth ratio. As of February 28, 1999, no borrowings have been made under the working capital line of credit and the Company has $148,570 in borrowings under the equipment line of credit at interest rates ranging from 7.75%-8.5% which is payable in monthly installments through February 2002.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

H.   Capital Lease Commitments:
     -------------------------

     The Company leases certain equipment under capital leases and, accordingly, the present value of the net minimum payments has been reflected in equipment, furniture and improvements and capitalized lease obligations.

     Future minimum capital lease payments under lease terms in excess of one year at February 28, 1999 are as follows:


                2000                              $19,157
                2001                                9,473
                2002                                2,417
                                                  -------

           Total minimum lease payments            31,047

           Less interest                           (3,001)
                                                  -------

           Net minimum lease payments              28,046

           Less current portion                   (16,965)
                                                  -------

           Long-term portion                      $11,081
                                                  =======

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Liquidity and Capital Resources

As of February 28, 1999, the Company had working capital of $1,666,455 compared to $1,446,474 at August 31, 1998. The ratio of current assets to current liabilities was 2.0 at February 28, 1999 and 2.1 at August 31, 1998. The debt to equity ratio was .9 at February 28, 1999 and .7 at August 31, 1998. The increase in working capital is primarily the result of the Company's operating cash flow, offset in part by the purchase of fixed assets for fiscal 1999. The decrease in current ratio and increase in debt to equity ratio is primarily the result of an increase in accounts payable and accrued expenses.

Net capital expenditures were $120,262 and $121,118 for the six months ended February 28, 1999 and 1998, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

Results of Operations

Net sales for the second quarter of fiscal 1999 increased 8% as compared to the second quarter of fiscal 1998. The increase in sales for the second quarter primarily reflects an increase in access control and keypad sales, offset in part by a reduction in glassbreak detector sales. Net sales for the first six months of fiscal 1999 decreased 1% as compared to the first six months of fiscal 1998.

The ratio of gross profit to sales for the three months ended February 28, 1999 and 1998 were both 46%. The ratio of gross profit to sales for the six months ended February 28, 1999 and 1998 were 47% and 45%, respectively. The increase in gross profit percentage is primarily the result of decreases in warranty expense, lower product costs and product mix.

Research and development expenses were $181,485 and $325,607 for the second quarter and six months ended February 28, 1999, respectively, compared to $126,037 and $228,760 for the comparable periods of fiscal 1998. The increases in this discretionary expense are primarily due to the hiring of additional personnel and outside consultants. The Company anticipates that future research and development costs will be comparable as a percentage of net sales to the amounts incurred during this fiscal quarter.

As a percentage of net sales, selling, general and administrative expenses were 34% for both the three months ended February 28, 1999 and 1998 and were 36% and 34% for the six months ended February 28, 1999 and 1998, respectively. The increase in expenses as a percentage of net sales for the first six months of fiscal 1999 as compared to the first six months of fiscal 1998 is primarily due to an increase in promotion expense, and sales personnel and associated costs.

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

The provision for income taxes represents foreign, federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate for the six months ended February 28, 1999 of 20% was less than the combined federal and state statutory income tax rates, primarily as a result of the utilization of available net operating loss carryforwards.

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

During the year the Company plans to survey its largest customers, and is in the process of surveying its vendors, to determine their state of readiness regarding this issue and to estimate the impact, if any, on the Company's financial position or results of operations if any of its vendors' or customers' systems should fail due to their non-compliance with Year 2000 requirements. Based upon the results of this survey, the Company will then plan its best course of action to prevent any negative impact on its financial position and results of operations.

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


New Accounting Pronouncement

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all quarters of fiscal years beginning after June 15, 1999. The Company has not determined the effects, if any, that SFAS No. 133 will have on its consolidated financial statements and disclosures.

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

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1996, 1997 and 1998, and the six months ended February 28, 1999, the Company had net income of approximately $162,000, $70,000, $530,000 and $176,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Maintain Listing on NASDAQ. In February, 1998, the NASD changed its standards for a company's stock to maintain its listing on NASDAQ. The revised standards include maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and tangible shareholders' equity with a minimum balance of $2,000,000 or alternatively net income of $500,000 for the last fiscal year. The Company met the test of $500,000 of net income during fiscal 1998.

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


Part II.  Other Information:
----------------------------

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               On April 7, 1999, the Company held its Special Meeting in Lieu of the Annual Meeting of Shareholders. At the meeting, shareholders elected the following Board of Directors for the ensuing year:

               John Waldstein, Heath Paley, Diane Balcom and Kenneth Moyes

               In addition, the shareholders approved a 1999 stock option plan providing for the issuance of up to 175,000 shares of common stock.

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

               (a)  Exhibits:

                    None

               (b) There were no reports on Form 8-K filed for the three months ended February 28, 1999.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 4/13/99                          /s/ John Waldstein
      -------                         -------------------------------
                                      John Waldstein, President,
                                      Treasurer & Chief Financial and Accounting
                                      Officer and duly authorized to sign.