Form 10QSB
period 1999-05-31
INTERNATIONAL ELECTRONICS INC
filed 1999-07-13
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended        May 31, 1999
                  --------------------------------------------------------------


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

           1,493,301 common shares were outstanding at June 24, 1999.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                                     Index
                                     -----

Part I.  Financial Statements (unaudited)
         --------------------------------

         Condensed Consolidated Balance Sheets, May 31, 1999
         and August 31, 1998                                             2

         Condensed Consolidated Statements of Income, three and nine
         months ended May 31, 1999 and 1998                              3

         Condensed Consolidated Statement of Shareholders' Equity,
         nine months ended May 31, 1999                                  4

         Condensed Consolidated Statements of Cash Flows, nine
         months ended May 31, 1999 and 1998                              5

         Notes to Condensed Consolidated Financial Statements           6-9

         Item 2: Management's Discussion and Analysis of
                 ---------------------------------------
                 Financial Condition and Results of Operations         10-15
                 ---------------------------------------------

Part II. Other Information:

         Item 6: Exhibits and Reports on Form 8-K                       16
                 --------------------------------

         Signature                                                      16
         ---------

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    --------------------------------------
                                  (unaudited)

                                        May 31, 1999   August 31, 1998
                                        -------------  ----------------
ASSETS
------
Current assets:
 Cash and equivalents                    $ 1,293,024       $   895,876
 Accounts receivable, net                    881,261           986,403
 Inventories                               1,030,924           746,570
 Other current assets                        200,296           153,816
                                         -----------       -----------
 Total current assets                      3,405,505         2,782,665

Equipment, furniture and
   improvements, net                         451,793           368,965

Other assets:
 Goodwill and other intangibles, net          83,571           148,432
 Other                                        11,950            11,950
                                         -----------       -----------
                                              95,521           160,382
                                         -----------       -----------
                                         $ 3,952,819       $ 3,312,012
                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------
Current liabilities:
 Accounts payable                        $   592,580       $   138,894
 Accrued expenses                            981,654         1,089,267
 Income taxes                                 63,836            44,000
 Current portion of long-term
   obligations                                83,485            64,030
                                         -----------       -----------
 Total current liabilities                 1,721,555         1,336,191

Long-term obligations                         86,610            82,859
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,528,301 shares                    15,283            15,283
 Capital in excess of par value            4,806,819         4,796,149
 Accumulated deficit                      (2,638,804)       (2,879,826)
 Less treasury stock, at cost:
   35,000 shares                             (38,644)          (38,644)
                                         -----------       -----------
   Total shareholders' equity              2,144,654         1,892,962
                                         -----------       -----------
                                         $ 3,952,819       $ 3,312,012
                                         ===========       ===========


      See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                       Three months ended            Nine months ended
                                  ----------------------------  ----------------------------
                                  May 31, 1999   May 31, 1998   May 31, 1999   May 31, 1998
                                  -------------  -------------  -------------  -------------

Net sales                           $2,416,590     $2,437,287     $6,950,862     $7,030,239
Cost of sales                        1,298,016      1,287,497      3,697,865      3,793,812
                                    ----------     ----------     ----------     ----------
Gross profit                         1,118,574      1,149,790      3,252,997      3,236,427
Research and development costs         176,491        158,106        502,098        386,866
Selling, general and
administrative expenses                870,071        868,001      2,481,161      2,430,298
                                    ----------     ----------     ----------     ----------
Income from operations                  72,012        123,683        269,738        419,263
Interest expense                        (3,973)        (4,650)       (11,354)       (11,108)
Other income                            16,979         10,965         46,438         11,545
                                    ----------     ----------     ----------     ----------
Income before taxes                     85,018        129,998        304,822        419,700
Provision for taxes                     19,800         28,000         63,800        100,000
                                    ----------     ----------     ----------     ----------
Net income                          $   65,218     $  101,998     $  241,022     $  319,700
                                    ==========     ==========     ==========     ==========
Net income per share:
   Basic                                  $.04           $.07           $.16           $.21
   Diluted                                $.04           $.06           $.15           $.20
                                    ==========     ==========     ==========     ==========
Shares used in computing
Net income per share:
   Basic                             1,493,301      1,493,301      1,493,301      1,493,301
   Diluted                           1,569,074      1,586,750      1,570,300      1,582,728
                                    ==========     ==========     ==========     ==========


      See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                -----------------------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)

                           Common Stock     Capital in                     Treasury Stock
                        ------------------  excess of   Accumulated    ----------------------
                         Shares    Amount   par value     Deficit     Shares       Cost          Total
                        ---------  -------  ----------  ------------  ------  ---------------  ----------
Balances,
September 1, 1998       1,528,301  $15,283  $4,796,149  ($2,879,826)  35,000        ($38,644)  $1,892,962

Issuance of stock
warrants and options            -        -      10,670            -        -               -       10,670

Net income                      -        -           -      241,022        -               -      241,022

                        ---------  -------  ----------  ------------  ------  --------------   ----------
Balances,
May 31, 1999            1,528,301  $15,283  $4,806,819  ($2,638,804)  35,000        ($38,644)  $2,144,654
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                        Nine months ended
                                                   ----------------------------
                                                   May 31, 1999   May 31, 1998
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  241,022      $ 319,700
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
   Depreciation and amortization                        211,703        212,618
   Stock warrants and options issued
      for professional services                          10,670          1,412
   Changes in operating assets and liabilities:
      Accounts receivable                               105,142         42,780
      Inventories                                      (284,354)        36,631
      Other current assets                              (46,480)       (32,917)
      Income taxes                                       19,836         61,000
      Accounts payable and accrued
        expenses                                        346,073       (110,437)
                                                     ----------      ---------
      Net cash provided by
        operating activities                            603,612        530,787

CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
   Net purchase of equipment,
      furniture and improvements                       (229,670)      (200,376)
   Other assets                                               -          8,944
                                                     ----------      ---------
   Net cash used in investing
      activities and other                             (229,670)      (191,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions of long-term
      obligations                                        77,342         89,214
   Reduction of long-term
      obligations                                       (54,136)       (31,469)
                                                     ----------      ---------
   Net cash provided by
      financing activities                               23,206         57,745
                                                     ----------      ---------
CASH AND EQUIVALENTS:
   Net increase during period                           397,148        397,100
   Balances, beginning of period                        895,876        160,075
                                                     ----------      ---------
   Balances, end of period                           $1,293,024      $ 557,175
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)



A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1999 and the results of operations for the three and nine months then ended.

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

The following table sets forth the computation of basic and diluted net income per share:

                                             Three months ended             Nine months ended
                                      --------------------------------  --------------------------
                                        May 31, 1999     May 31, 1998   May 31, 1999  May 31, 1998
                                      ---------------    ------------   ------------  ------------

Net income                              $   65,218        $  101,998     $  241,022    $  319,700
                                        ==========        ==========     ==========    ==========
Shares used in computation:

  Weighted average
  shares outstanding for
  basic income per share                 1,493,301         1,493,301      1,493,301     1,493,301

   Effect of dilutive option
     and warrant shares                     75,773            93,449         76,999        89,427
                                        ----------        ----------     ----------    ----------
   Total shares for diluted income
     per share                           1,569,074         1,586,750      1,570,300     1,582,728
                                        ==========        ==========     ==========    ==========
Net income per share:
  Basic                                 $      .04        $      .07     $      .16    $      .21
  Diluted                               $      .04        $      .06     $      .15    $      .20
                                        ==========        ==========     ==========    ==========


The calculations for diluted net income per share did not include an aggregate out of the money options and warrants of 140,104 and 97,537 for the three months ended May 31, 1999 and 1998, respectively.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

F. Long-term Obligations:
   ----------------------
   Long-term obligations are summarized as follows:

                                                       May 31, 1999   Aug. 31, 1998
                                                       -------------  --------------
   Equipment -- borrowings collateralized by all
   Company assets, 7.75-8.5% (Note G)                     $132,654        $ 90,160

   7-18% capitalized lease obligations,
   due through April 2001 (Note H)                          22,722          38,134

   8% equipment loan, collateralized
   by equipment, final payment due
   Nov., 2001                                               14,719          18,595
                                                          --------        --------
                                                           170,095         146,889
   Less current portion                                    (83,485)        (64,030)
                                                          --------        --------
                                                          $ 86,610        $ 82,859
                                                          ========        ========

   The aggregates principal payments on long-term obligations as of May 31, 1999, excluding capital leases are $69,201 (2000), $55,698 (2001) and $22,474
   (2002).


G. Bank Arrangements:
   ------------------

   The Company has available up to $1,000,000 for a bank demand line of credit. The line of credit is at the bank's base rate of interest and all of the Company's assets are collateralized under this arrangement. The credit agreement contains certain restrictive covenants including covenants limiting the payment of dividends, required minimum debt to tangible net worth ratio and net income. As of May 31, 1999, no borrowings have been made under the demand line of credit and the Company has $132,654 in equipment borrowings.

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

   Future minimum capital lease payments under lease terms in excess of one year at May 31, 1999 are as follows:

          2000                         $ 15,959
          2001                            8,362
          2002                              604
                                       --------
       Total minimum lease payments    $ 24,925
       Less interest                     (2,203)
                                       --------
       Net minimum lease payments        22,722
       Less current portion             (14,284)
                                       --------
       Long-term portion               $  8,438
                                       ========

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Liquidity and Capital Resources
-------------------------------

As of May 31, 1999, the Company had working capital of $1,683,950 compared to $1,446,474 at August 31, 1998. The ratio of current assets to current liabilities was 2.0 at May 31, 1999 and 2.1 at August 31, 1998. The debt to equity ratio was .8 at May 31, 1999 and .7 at August 31, 1998. The increase in working capital is primarily the result of the Company's operating cash flow, offset in part by the purchase of fixed assets for fiscal 1999. The decrease in current ratio and increase in debt to equity ratio is primarily the result of an increase in cash and equivalents, accounts payable, and inventories.

Net capital expenditures were $229,670 and $200,376 for the nine months ended May 31, 1999 and 1998, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

Results of Operations
---------------------

Net sales for the third quarter and first nine months of fiscal 1999 decreased 1% as compared to the comparable periods of fiscal 1998. The decrease in sales primarily reflects a decrease in access control, keypad, and glassbreak products, offset in part by an increase in OEM and keypad accessory sales.

The ratios of gross profits to sales for the three months ended May 31, 1999 and 1998 were 46% and 47%, respectively. The ratios of gross profits to sales for the nine months ended May 31, 1999 and 1998 were 47% and 46%, respectively. The change in gross profit percentage is primarily the result of decreases in warranty expense, lower product costs and product mix.

Research and development expenses were $176,491 and $502,098 for the third quarter and nine months ended May 31, 1999, respectively, compared to $158,106 and $386,866 for the comparable periods of fiscal 1998. The increases in this discretionary expense are primarily due to the hiring of additional personnel and outside consultants. The Company anticipates that future research and development costs will be comparable as a percentage of net sales to the amounts incurred during this current fiscal quarter.

As a percentage of net sales, selling, general and administrative expenses were 36% for both the three months ended May 31, 1999 and 1998 and were 36% and 35% for the nine months ended May 31, 1999 and 1998, respectively. The current year's percentage of these expenses are comparable to the preceding year.

                  Management's  Discussion and Analysis of
                  -------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)


The provision for income taxes represents foreign, federal alternative minimum taxes and state income tax expense. The Company's effective income tax rate for the nine months ended May 31, 1999 of 21% was less than the combined federal and state statutory income tax rates, primarily as a result of the utilization of available net operating loss carryforwards.

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

The Company is in the process of developing a definitive timetable, including a contingency plan, to address the Year 2000 problem regarding both its internal systems and external relationships. The Company's internal systems include the manufacturing and inventory control system, internal reporting and the Company's existing manufacturing equipment. The Company has been in contact with its software vendors to plan the installation of upgrades to these systems. The Company's testing and implementation of its business and manufacturing systems is in process and, at this point, the Company cannot accurately quantify the impact of its most likely worst case Year 2000 scenario. The Company relies on commercially distributed software and has determined that upgrades, conforming to the Year 2000 date function, exist. Based upon this information, the Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer system improvements or new manufacturing equipment to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance.

The Company has begun to survey its largest vendors, and is in the processs of surveying its largest customers, to determine their state of readiness regarding this issue and to estimate the impact, if any, on the Company's financial position or results of operations if any of its vendors' or customers' systems should fail due to their non-compliance with Year 2000 requirements. Based upon the results of this survey, the Company will then plan its best course of action to prevent any negative impact on its financial position and results of operations.

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

New Accounting Pronouncement

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all quarters of fiscal years beginning after June 15, 2000. The Company has not determined the effects, if any, that SFAS No. 133 will have on its consolidated financial statements and disclosures.

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

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1996, 1997 and 1998, and the nine months ended May 31, 1999, the Company had net income of approximately $162,000, $70,000, $530,000 and $241,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Fluctuations in Sales and Operating Results. The quarterly growth rates previously experienced by the Company are not necessarily indicative of future quarterly growth rates. Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on the Company's operating results. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results, or such price pressure over an extended period could adversely affect the Company's long-term profitability.

The Company establishes its expenditure levels for sales and marketing and other expenses based, in large part, on its expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of the Company's expenses vary with its sales in the short-term.

Concentration of Customers. Although the Company has a substantial number of customers, a significant portion of the Company's sales are to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 36% and 38% of the Company's total net sales for the fiscal year ended August 31, 1998 and nine months ended May 31, 1999, respectively. The Company's agreements with its customers generally do not include minimum purchase requirements. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000.

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

Foreign Sales. During the year ended August 31, 1998 and the nine months ended May 31, 1999, the Company's foreign sales represented approximately 12% of net sales. There may be a reduction in the Company's foreign sales in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Part II.  Other Information:
----------------------------

    Item 6. Exhibits and Reports on Form 8-K
            --------------------------------

            (a) Exhibits:

                (27) Financial Data Schedule

                Amendment to the Demand Loan and Security Agreement with Eastern Bank dated May 20, 1999.

            (b) There were no reports on Form 8-K filed for the
                three months ended May 31, 1999.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                           International Electronics, Inc.


Date: 7/13/99              /s/ John Waldstein
      -------              ------------------------------------------
                           John Waldstein, President,
                           Treasurer & Chief Financial and Accounting
                           Officer and duly authorized to sign.