Form 10KSB
period 1999-08-31
INTERNATIONAL ELECTRONICS INC
filed 1999-11-29
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934

                     For fiscal year ended August 31, 1999

                       Commission File Number: 2-91218-B

                        International Electronics, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     State issuer's revenues for its most recent fiscal year:  $9,425,569

     As of November 11, 1999, 1,365,020 shares of the registrant's voting stock was held by non-affiliates of the registrant. In arriving at this number, registrant has considered officers and directors to be affiliates. Based on a price of $2.28 per share, (the average of the closing bid and asked price on November 11, 1999) the aggregate market value of the non-affiliate shares so held was approximately $3,100,000.

     As of November 11, 1999, 1,524,968 shares of the registrant's common stock were outstanding.

     Documents incorporated by reference:  None

                                    PART I
                                   BUSINESS

ITEM 1.

     International Electronics, Inc. (the "Company") was formed in 1977 as a Massachusetts corporation. The Company designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard/TM/ and Secured Series/TM/. The Company also manufactures and markets electronic glassbreak detectors sold under the trade names Tri-Gard/TM/ and Viper. The Company's subsidiary, Ecco Industries, Inc. ("Ecco"), owns voice verification technology.

     The Company's products are sold principally in the United States to many of the leading distributors and installation companies servicing the security industry. The financial information relating to the Company is set forth in Item 7.

PRODUCTS

ACCESS CONTROL AND DIGITAL KEYPAD PRODUCTS AND TECHNOLOGY

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard/TM/ and Secured Series/TM/. These products are sold in a variety of configurations including indoor and outdoor models, with magnetic card readers, proximity readers and keypads. They are also sold with several different hardware and software configurations. The Company also sells to OEM customers private label products containing its access control and keypad based technology.

     The command and control software can be used to add programmability by user and time to any existing switch. This software allows for up to 120 different users, each with his/her own unique code and can be used to control machinery, lights, closed circuit TV or doors. The Company markets a line of industrial access control products sold under the trade name PowerKey/TM/.

     The access control version of the Door-Gard/TM/ software includes features, which apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring.

     The Company also has a Secured Series /TM/ access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Features in the Secured Series product line include:
500 users, transaction buffer for up to 500 events, hard copy printing via hand held infrared printer, 8 time zones and the ability to tie up to 8 doors together.

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

   TRI-GARD/TM/

     In 1987, the Company began to market an audio glassbreak detector under the trade name Tri-Gard/TM/. Audio detectors work much like the human ear. All noises are heard by the detector and then compared to a certain set of criteria. If the sound made meets certain criteria, then the unit determines the sound is breaking glass and activates an alarm. Because of the wide variety of noise in the background, which can easily confuse an audio detector, stability is a major factor if the unit is to be successful. The Tri-Gard/TM/ can be installed on either a wall or ceiling. Because the Tri-Gard/TM/ detects the sound signals produced by breaking glass, it can cover a bank of windows or multi-pane windows. Audio detectors are used in residential, commercial and industrial applications. The cost of these units to the installing dealers is approximately $22 to $40 per unit. The Tri-Gard/TM/ models: 550, 552, 510 and 511 have received Underwriters Laboratories listing.

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

     Prior to November 1992 the Company had an agreement with Weyrad Electronics, Ltd. ("Weyrad") of Weymouth, England to act as a distributor for their Viper vibration detector in North, South and Central America. In 1999 the Viper product line was sold to Chloride Safety Systems. The Company believes the agreement continues in force unless either the Company or Weyrad terminate by providing three months written notice.

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

     During fiscal 1994, Ecco signed a contract for its voice verification technology with BI, Inc. ("BI") of Boulder, Colorado for use in conjunction with substance abuse in the home incarceration market. The agreement provided for a one-time license fee, ongoing royalty payments and an order for the manufacture of voice verification boards. In September 1996, BI informed the Company that effective January 1997, BI would no longer make royalty payments to the Company,but would continue to utilize the Company to manufacture its voice verification boards. In October 1998, BI informed the Company that it was working to develop its own voice verification technology. The Company anticipates that if the BI development effort is successful after beta testing, BI will no longer purchase any of Ecco's products.

     In November 1999 the Company entered a development project with HID Corporation (the industry leader in card access technology). The Company's voice verification technology is to be incorporated in the jointly developed product.

SALES AND MARKETING

     The principal market for the Company is the United States, where it sells its products through a network of security equipment distributors and installation companies. The Company also sells and markets its products in North and South America, Europe, Asia, South Africa, Middle East and Australia/New Zealand.

     The Company presently employs thirteen people in sales and marketing. The Company's Vice President of Sales and Marketing coordinates the activities of the outside sales representatives and inside sales personnel. The outside sales personnel contact dealers and distributors to provide ongoing sales and technical support for the Company's products. The inside sales personnel are responsible for incoming sales calls and telemarketing. The Company also utilizes manufacturer's representatives for certain territories.

     The Company sells its products primarily to installers and distributors of alarm security equipment. The Company's customers include: ADI, Clark Security Products, and Security Lock. The Company's largest customer accounted for approximately 40% of net sales for the fiscal year ended August 31, 1999.

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

     The Company provides sales support through national advertising, periodic national mailings, and by participation at national and regional industry trade shows. The Company presently attends several national trade shows per year, and complements these shows by displaying its products at regional alarm association shows. Several visits to Europe are made each year including attending foreign trade shows. In fiscal 1997, the Company established a wholly owned subsidiary, International Electronics Europe Limited, located in the United Kingdom to market and sell the Company's products. As of August 31, 1999, the Company had no current employees at its European subsidiary. The Company also participates with some of its distributors in cooperative advertising programs.

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

PRODUCT SOURCES OF REVENUE

     The Company's various products have provided revenues during the last three fiscal years as follows:

                                             VOICE
        ACCESS CONTROL    GLASSBREAK      VERIFICATION
          AND KEYPAD      DETECTORS         & OTHER              TOTAL
        --------------    ----------      ------------        ----------
1997        $7,036,132    $1,806,972         $330,476         $9,173,580
1998         8,066,417     1,272,313          312,873          9,651,603
1999         8,464,419       898,157           62,993          9,425,569


DOMESTIC AND FOREIGN SALES

     The percentages of domestic and foreign sales for the Company's products for the last three fiscal years are as follows:

                                DOMESTIC        FOREIGN
                                ---------       --------

               1997                84%            16%
               1998                88             12
               1999                90             10

MANUFACTURING AND RAW MATERIALS

     The Company performs in-house manufacturing for its Access Control, Keypad, Glass-Gard/TM/, Tri-Gard/TM/ and VoiceKey/TM/ product lines.

     The Company is dependent upon sole source suppliers for a number of key components and parts used in the Company's products. Some of the Company's largest principal suppliers include Future Electronics, Inc. and Multinational Resources, Inc.

There can be no assurance that these suppliers will be able to meet the Company's future requirements for such components or that the components will be available to the Company at favorable prices. Any extended interruption in the supply of any such components could have a material adverse effect on the Company's operating results in any given period.

BACKLOG

     The Company's backlog of firm scheduled orders as of August 31, 1999, was approximately $293,000. Its backlog as of August 31, 1998, was approximately $420,000. The decrease in 1999 from 1998 is primarily due to a reduction in OEM orders. The Company believes that the majority of the 1999 backlog will be shipped during fiscal 2000.

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

     The Company also faces competition in the positive identification access control market from other biometric systems. Some of these other biometric systems, and some of the companies that produce them include: fingerprint, (BII, Inc., Identix, Inc., American Biometric Company, Keytronics, Sony, Ultra-Scan, NRI, and Thompson-CFS), hand geometry (Recognition Systems), palm print, optical systems (Eye Dentify Systems), signature (Pen Op, Communication Intelligence and
AEA) and facial recognition (Miros, Inc., Visionics and Viisage).

WORKING CAPITAL

     During fiscal 1999, the Company depended on its existing cash balances to provide working capital. As of August 31, 1999, the Company has a demand bank line of credit available for borrowings of up to $1,000,000 which may be used for working capital purposes and an additional line of credit for $170,000 for equipment purchases. The Company expects its working capital requirements for fiscal 2000 to be provided from its cash reserves and its line of credit plus anticipated cash from operations. As of August 31, 1999, there were no borrowings outstanding under the demand line of credit and approximately $195,000 in borrowings outstanding as equipment debt. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESEARCH AND DEVELOPMENT

     The Company presently employs ten people in research and development. The Company also utilizes certain consultants and subcontractors on an as-needed basis with the Company's employees supervising such work. Research and development expenditures were approximately $731,000, $537,000 and $521,000 during fiscal 1999, 1998 and 1997, respectively.

EMPLOYEES

     As of November 1, 1999, the Company had 67 employees, of which 63 were full-time employees. Of these 67 employees, 13 were engaged in sales and marketing, 10 were involved in product development, 29 in manufacturing, 5 in customer service and 10 employees were providing management and administrative services.

SEASONALITY

     The Company is subject to normal business slowdowns during the summertime and around the Christmas holiday season. In addition, overseas sales, specifically to Europe, slow down in the summer because some European companies take substantial vacation time in July and August.

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

ITEM 2.  PROPERTIES

     The Company's administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and currently consist of approximately 20,740 square feet of space. The Company occupies this facility under a lease expiring April 30, 2002, at monthly rents changing from $10,370 up to $12,098 plus utilities, maintenance and certain real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting in lieu of annual meeting of stockholders on April 7, 1999. The following directors were elected to that office and the votes for, against or abstained are indicated next to their name.

                      1,340,447      shares for John Waldstein
                          2,697      shares against John Waldstein
                              0      shares abstain John Waldstein

                      1,340,497      shares for Heath Paley
                          2,647      shares against Heath Paley
                              0      shares abstain Heath Paley

                      1,340,447      shares for Diane Balcom
                          2,697      shares against Diane Balcom
                              0      shares abstain Diane Balcom

                      1,340,447      shares for Kenneth Moyes
                          2,697      shares against Kenneth Moyes
                              0      shares abstain Kenneth Moyes

     At the meeting on April 7, 1999 the stockholders acted upon a proposal adopting a 1999 stock option plan (the "1999 Plan"), authorizing the issuance of 175,000 shares of the Company's $.01 par value Common Stock under the Plan. The stockholders voted 700,468 shares for this proposal, 69,588 shares against this proposal and 14,109 shares abstained from voting on this proposal. The proposal was approved.

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

     In February 1998, the NASD changed its standards for a company's stock to maintain its listing on NASDAQ. The revised standards include maintaining a minimum bid price of $1.00 per share for ten consecutive trading days and tangible shareholders' equity with a minimum balance of $2,000,000 or alternatively net income of $500,000 for the last fiscal year. In fiscal 1999 the Company met both the $500,000 net income and the $2,000,000 minimum tangible shareholders' equity standards.

     However, there can be no assurance that the Company will continue to meet the NASDAQ standards to maintain its listing on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares at a favorable price.

     The prices set forth below are based on information provided to the Company by NASDAQ. These sales prices reflect interdealer prices, without retail mark-ups, markdowns or commissions.

                                                SALES PRICES
                                          -------------------------
                                          HIGH                  LOW
                                          ----                  ---
          FISCAL YEAR 1998:
                 First Quarter            $2.13               $1.50
                 Second Quarter            2.13                1.06
                 Third Quarter             2.06                1.38
                 Fourth Quarter            2.00                1.00

          FISCAL YEAR 1999:
                 First Quarter             2.63                1.00
                 Second Quarter            2.00                1.19
                 Third Quarter             2.25                1.19
                 Fourth Quarter            2.00                1.50

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

     As of November 11, 1999 there were approximately 480 shareholders of record of the Company's common stock. The Company believes that a substantial number of shares of the Company's common stock are held by nominees and estimates that there are approximately 1,700 beneficial owners of the Company's shares. The Company has never paid dividends to its shareholders. The Company's credit agreements contain certain restrictive covenants including restricting the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 1999, the Company had $1,938,435 in working capital as compared to $1,446,474 at August 31, 1998. The ratio of current assets to current liabilities as of August 31, 1999 was 2.2, as compared to 2.1 in 1998 and 1.5 in 1997. The debt to equity ratio was .7 at August 31, 1999 and 1998 as compared to 1.2 in 1997. The increases in working capital and current ratio in 1999 from 1998 are the result of the Company's operating income and the deferred income tax benefit for fiscal year 1999. The increase in current ratio and the decrease in debt to equity ratio in 1998 from 1997 are the results of the Company's net income and cash flow for the year.

     Net capital expenditures were $346,679, $214,156 and $251,217 in fiscal years ending August 31, 1999, 1998 and 1997, respectively. The Company anticipates having up to $420,000 in total capital expenditures for the purchase of equipment, regulatory testing and tooling costs during the next twelve months.

     As of August 31, 1999, the Company has available a demand line of credit of up to $1,000,000 and a $170,000 equipment line of credit. See Notes 5 and 6 to the Consolidated Financial Statements. As of August 31, 1999, the Company had no outstanding borrowings under the demand line of credit and had approximately $195,000 in borrowings outstanding as equipment debt.

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

     The Company has addressed the Year 2000 problem regarding its internal systems which include the manufacturing and inventory control system, internal reporting and the Company's existing manufacturing equipment. The Company relies on commercially distributed software and has installed and tested upgrades to these systems to comply with any Year 2000 requirements. Based on its review of these systems, the Company does not believe there will be any Year 2000 issues related to its manufacturing systems or equipment, or other non-information technology systems which would have a material impact on the Company's results of operations.

     During the year, the Company surveyed its largest vendors to determine their state of readiness regarding this issue and to estimate the impact, if any, on the Company's financial position or results of operations if any of its vendors should fail due to their noncompliance with Year 2000 requirements. Based upon the results of this survey, the Company is not aware of any significant vendor issue that would materially impact the Company's results of operations or financial position.

     However, the Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Any Year 2000 compliance problem of either the Company or its users, customers, vendors or advertisers could have a material, adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may be affected by the failure of any global infrastructure including national banking systems, communications and governmental activities.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997

     Net sales in 1999 decreased 2% from 1998 while 1998 sales increased 5% from 1997. The decrease in sales for 1999 is due to a decline in foreign and glassbreak sales, partially offset by an increase in access control and keypad sales. The increase in sales for 1998 is primarily the result of increases in access control and keypad product sales of 15%, offset in part by reductions in glassbreak detector sales.

     The ratios of gross profit to sales were 47% in both 1999 and 1998 and 41% in 1997. The increase in gross profit in 1998 from 1997 is the result of decreases in warranty costs, a reduction in product costs resulting from favorable pricing terms from vendors, and an increase in the price of the Company's products to its customers effective January 1998.

     Research and development expenses were $731,302 in 1999, as compared to $537,426 in 1998 and $520,629 in 1997. The increase in costs in 1999 from 1998 is primarily due to the hiring of additional personnel and related expenses and an increase in the use of consultants. The increase in costs in 1998 from 1997 is due to project costs associated with enhancing the Company's voice verification technology.

     As a percentage of net sales, selling, general and administrative expenses were 36% in 1999, 35% in 1998, and 34% in 1997. The increase in expenses as a percentage of net sales in

1999 from 1998 is primarily due to an increase in compensation, advertising and promotion expenses. The increase in 1998 from 1997 is primarily the result of increased personnel and related expenses.

     While other income in 1999 was comparable to 1998, the increase in other income in 1998 from 1997 is due primarily to an increase in interest income. The extraordinary gain of $10,446 in 1997 represents a prepayment discount from the Federal Deposit Insurance Corporation, net of income tax expense of $1,000.

     The current provision for income taxes represents foreign, federal alternative minimum taxes, deferred taxes and state income tax expense. The deferred tax benefit of $329,000 for the fiscal year ended August 31, 1999 was derived from the reversal of previously established valuation allowances. These allowances were adjusted to reflect a change in the amount of deferred income taxes estimated to be realizable by the Company. The Company's effective income tax rate is (89)% for 1999, 19% for 1998 and 39% for 1997. The Company's effective tax rate in 1999 differs from the federal statutory rate because of the deferred tax benefit recorded during the fiscal year and utilization of net operating loss carryforwards. Differences between the effective tax rate and the federal statutory rate for fiscal 1998 and 1997 are primarily the result of permanent differences offset in part by the utilization of net operating loss carryforwards.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company does not believe that inflation or changing prices have had a significant impact on its operations.

NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" will be effective in fiscal year 2001. The Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

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

     LIMITED FINANCIAL RESOURCES AND LOSSES FROM OPERATIONS. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1999, 1998 and 1997 the Company had net income of approximately $555,000, $530,000 and $70,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

     CONCENTRATION OF CUSTOMERS. The Company has a substantial number of customers but principally sells its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 40% of the Company's total net sales for the fiscal year ended August 31, 1999. The Company's agreements with its customers generally do not include minimum purchase requirements. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000.

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

     PRODUCTION IN ASIA. The Company presently maintains certain manufacturing molds in Asia and has a significant amount of components for some products manufactured in Asia. There can be no assurance that the Asian political or economic environment will remain sufficiently stable or that other factors will allow reliable and consistent delivery of product.

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

     FOREIGN SALES. During the year ended August 31, 1999, the Company's foreign sales represented approximately 10% of net sales. There may be a reduction in the Company's foreign sales from the 1999 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

     The Company has addressed the Year 2000 problem regarding its internal systems which include the manufacturing and inventory control system, internal reporting and the Company's existing manufacturing equipment. The Company relies on commercially distributed software and has installed and tested upgrades to these systems to comply with any Year 2000 requirements. Based on its review of these systems, the Company does not believe there will be any Year 2000 issues related to its manufacturing systems or equipment, or other non-information technology systems which would have a material impact on the Company's results of operations.

     During the year, the Company surveyed its largest vendors to determine their state of readiness regarding this issue and to estimate the impact, if any, on the Company's financial position or results of operations if any of its vendors should fail due to their noncompliance with Year 2000 requirements. Based upon the results of this survey, the Company is not aware of any significant vendor issue that would materially impact the Company's results of operations or financial position.

     However, the Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Any Year 2000 compliance problem of either the Company or its users, customers, vendors or advertisers could have a material, adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may be affected by the failure of any global infrastructure including national banking systems, communications and governmental activities.

     LIMITED MARKET FOR COMMON STOCK. There is a limited market for the Company's common stock and there can be no assurance that even this limited market will be sustained. Holders of the Company's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

     MAINTAIN LISTING ON NASDAQ. In February 1998, the NASD adopted new more stringent standards for a company to maintain its stock listing on NASDAQ. The Company believes that it is in compliance with all NASDAQ SmallCap listing requirements. However, there can be no assurance that the Company will continue to meet the NASDAQ standards to maintain its listing on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have difficulty selling their shares at a favorable price. See Item 5- "Market for Registrant's Common Equity and Related Stockholder Matters."

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                 FIRST ELECTED

NAME                      AGE          DIRECTOR   POSITION
----                      ---          --------   --------

John Waldstein             46           1982      President, Chief Executive
                                                  Officer, Treasurer and
                                                  Chairman of the Board
James C. Brierley, Jr.     48             -       Vice President of Sales and
                                                  Marketing
Christopher Hentschel      55             -       Vice President of Engineering
Heath Paley                51           1990      Director
Diane Balcom               57           1989      Director
Kenneth Moyes              43           1998      Director

     The term of office of each director expires on the date of the next meeting of shareholders, subject to Massachusetts law. The Company anticipates that an annual meeting of shareholders will be held in April 2000.

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

     Christopher Hentschel was appointed the Company's Vice President of Engineering in March 1995 and had previously been Chief Engineer since 1989. Before joining the Company, Mr. Hentschel was a founder and Vice President of Engineering of Guard Aware, Inc. Mr. Hentschel is a graduate of Wentworth Institute. See "Item 10-Executive Compensation."

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

     Kenneth Moyes was appointed to the Board of Directors in October 1998. Since August 1994, Mr. Moyes has been the President and founder of EH Publishing, Inc., an information provider for the home systems industry. From January 1990 to May 1994, Mr. Moyes served as President and Chief Executive Officer of Arius, Inc., an international distributor of security products. During May 1995, Arius filed for bankruptcy. Prior to that, Mr. Moyes was employed by Geneva Merchant Bankers as a junior partner, founded Moyes and Company, a management consulting firm, and was a Certified Public Accountant with Peat, Marwick, Mitchell and Company.

     In September 1999, Mr. Waldstein received an option under the Company's non-qualified stock option plan (the "Plan") to purchase 12,500 shares of common stock at an exercise price of $ 1.77 per share. In November 1999, Messrs. Brierley and Hentschel each received options under the Plan to purchase 5,000 shares of common stock at an exercise price of $2.56 per share. All of the aforemonetioned options vest over a four-year period.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 1999, of the Company's President and Chief Executive Officer, and three other executive officers of the Company who received at least $100,000 of compensation during any of these years (the "Named Executive Officers"):

                                              Summary Compensation Table

                                                                  LONG-TERM
                                                                 COMPENSATION
                                ANNUAL COMPENSATION(2)          ---------------
                           -----------------------------------      OPTIONS        ALL OTHER
NAME                       YEAR    SALARY  COMMISSION/BONUS(3)      (SHARES)     COMPENSATION(1)
----                       ----  --------- -------------------  ---------------  ---------------
John Waldstein             1999  $141,014       $ 7,000              29,500          $16,233
President,                 1998   137,947        27,000              15,000           16,892
Chief Executive Officer    1997   135,000         2,100              10,000(5)         8,021

James Brierley             1999    99,959        16,000                   -                -
Vice President of          1998    89,250        25,100              10,000                -
Sales and Marketing        1997    85,000        18,000                   -                -

Christopher Hentschel      1999    96,972         8,000               3,333                -
Vice President of          1998    86,317         7,500               7,000                -
Engineering                1997    82,125         1,800                   -                -

Robert Voosen (4)          1999         -             -                   -                -
Executive Vice             1998    51,539             -                   -                -
President                  1997   100,000             -               9,000(5)             -

(1) Represents the cost of a split dollar whole life insurance policy with a face value of $1,005,000 as of August 31, 1999 and a long-term disability policy. The Company is a beneficiary of such policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase this policy upon termination of his employment for the then current cash surrender value.

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

OPTIONS GRANTED DURING FISCAL 1999

     The following table sets forth certain information with respect to the grant of stock options in fiscal 1999 to any of the Named Executive Officers:


                                    INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                   ---------------------------------------------------------     VALUE OF ASSUMED
                    NUMBER OF       PERCENT OF                                    ANNUAL RATES OF
                     SHARES       TOTAL OPTIONS                                    STOCK PRICE
                   UNDERLYING       GRANTED TO      EXERCISE                     APPRECIATION FOR
                     OPTIONS        EMPLOYEES         PRICE     EXPIRATION       OPTION   TERM (2)
NAME                GRANTED (1)      IN YEAR        PER SHARE      DATE           5%($)   10%($)
----               ----------   -----------------   ---------  -------------     -------  -------
John Waldstein          4,500           6%             $1.17   Oct. 13, 2008     $ 3,311  $ 8,391
Chris Hentschel         3,333           4%             $1.64   Jan. 26, 2009       3,438    8,712
John Waldstein         25,000          33%             $1.31   Apr. 14, 2009      20,596   52,195

(1)  The options vest annually over a 4-year period from the date of grant.

(2) Amount represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. This table does not take into account any appreciation in the price of the common stock.

COMPENSATION ON INVOLUNTARY TERMINATION

     John Waldstein has an employment contract with the Company which provides for certain compensation to be paid to him if he is discharged by the Company without cause, as defined before the end of the term of his contract. Mr. Waldstein has a continuous three-year employment contract with a current minimum annual salary of approximately $142,000, subject to adjustment for inflation. The salary of Mr. Waldstein is subject to performance reviews and annual adjustment as determined by the Company's Compensation Committee.

     If the employment of John Waldstein is terminated by the Company without cause, including a change in status as a result of an acquisition, merger or sale of assets (an "Acquisition"), the Company is obligated to pay at such termination an amount equal to his total salary and benefits to the conclusion of the contract period. In the event of an Acquisition of the Company, Mr. Waldstein's base salary shall increase to an annual salary of $175,000, subject to future adjustments for inflation. As of November 1, 1999, John Waldstein's base salary to the conclusion of his contract period is approximately $426,000, plus future cost of living adjustments.

     After an Acquisition of the Company, provided Mr. Waldstein continues his employment for at least a six month period, and he subsequently voluntarily resigns, he shall be paid one year's compensation and benefits. For each additional six months that he works thereafter, he shall be paid an additional six months compensation and benefits provided any such payments shall not exceed three years of compensation.

     The Company also has employment arrangements with certain key management (including Messrs. Brierley and Hentschel) that require salary and benefit continuation for one year in the event of a termination of such employment as a result of an Acquisition. As of August 31, 1999, the annual salaries of such management personnel represent an aggregate of $367,000.

YEAR END OPTION TABLE

The following table sets forth the number and value of unexercised options held as of August 31, 1999 by the Named Executive Officers:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES

                                                             VALUE OF UNEXERCISED
                                NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS AT
                            OPTIONS AT END OF FISCAL 1999    END OF FISCAL 1999 (2)
                            -----------------------------  --------------------------
NAME                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
--------------------------  -------------  --------------  -----------  -------------
John Waldstein (1)(3)             112,417          45,750     $130,731        $45,380
James Brierley (1)                 17,500          12,500       15,322         11,316
Christopher Hentschel(1)           18,584           9,083       17,571          7,486

(1)  There were no options exercised during fiscal 1999.

(2) Difference between the fair market value of the underlying common stock on November 11, 1999 and the exercise price.

(3) Includes warrants to purchase an aggregate of 35,000 shares of common stock. See "Summary Compensation Table - Note 5" herein and see Note 9 to the Consolidated Financial Statements.

COMPENSATION OF DIRECTORS

     Directors who are not officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 1999, directors' fees were paid in the amounts of $2,500 to Ms. Balcom, $3,500 to Mr. Paley, and $3,000 to Mr. Moyes. In April 1999, each of the Company's three non-employee directors received options under the Company's non-qualified stock option plan to purchase 2,000 shares of common stock at an exercise price of $1.37. These options were fully vested upon the date of grant.

OTHER MATTERS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission ("SEC") and NASD. Executive officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information concerning ownership of the Company's common stock as of November 11, 1999, (i) by all persons known by the Company to own beneficially 5% or more of the outstanding common stock, (ii) each director and Named Executive Officer of the Company and (iii) by all directors and executive officers as a group.

                                                                  PERCENT OF
                                                   NUMBER OF     COMMON STOCK
                     NAME                          SHARES(1)         OWNED
----------------------------------------------  ---------------  -------------
EXECUTIVE OFFICERS AND DIRECTORS:

     John Waldstein                             229,631(2)               14.1%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     James Brierley                              32,576(5)                2.1%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Heath Paley                                 42,722(3)                2.7%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Kenneth Moyes                                15,250(6)               1.0%
     526 Boston Post Road
     Wayland, Massachusetts

     Diane Balcom                                 18,560(4)               1.2%
     1709 Boulevard of the Allies, Suite 100
     Pittsburgh, Pennsylvania

     Christopher Hentschel                        22,467(7)               1.5%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     All directors and executive officers
     as a group (6 persons)                      361,206(8)              20.9%

5% SHAREHOLDERS:

     Warren Paley                                217,267                 14.2%
     3 Mill Street
     New Baltimore, New York

(1) Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to the Company, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after November 11, 1999.

(2) Includes vested options and warrants to purchase an aggregate 108,125 shares of the Company's common stock granted at prices ranging from $.74- $2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein's wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3) Includes vested options to purchase an aggregate 34,037 shares of the Company's common stock granted at prices ranging from $.75 - $6.48 per share.

(4) Includes vested options and warrants to purchase an aggregate 12,012 shares of the Company's common stock granted to Diane Balcom and Balcom & Associates at prices ranging from $.72 - $2.12 per share.

(5) Includes vested options to purchase an aggregate 25,000 shares of the Company's common stock granted at prices ranging from $1.35-$1.58 per share.

(6) Includes 4,000 shares of common stock held in trust for the benefit of Mr. Moyes' minor children. Mr. Moyes serves as co-trustee of two such trusts. Includes vested options to purchase an aggregate 1,250 shares of the Company's common stock at $1.17 per share.

(7) Includes vested options to purchase an aggregate 20,834 shares of the Company's common stock at prices ranging from $.75 to $2.07 per share.

(8) Includes vested options and warrants to purchase an aggregate 201,258 shares of the Company's common stock granted at prices ranging from $.72 - $6.48 per share.

                                    PART IV

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)1. The following Consolidated Financial Statements are included in Item
           7:

           Independent Auditors' Report

           Consolidated Balance Sheets as of August 31, 1999 and 1998

           Consolidated Statements of Income for the Years Ended August 31, 1999, 1998 and 1997

           Consolidated Statements of Shareholders' Equity for the Years Ended August 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for the Years Ended August 31, 1999, 1998 and 1997

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

          (10)(h) Employment, Non-Disclosure and Non-Compete Agreement for Robert Voosen dated January 15, 1995 is incorporated by reference to Exhibit 6.1 on Form 10-QSB for the quarter ended February 28, 1995.

          (10)(i) Lease, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

          (10)(j) Amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Realty Trust and the Registrant dated April 1, 1998 is incorporated by reference to
                  Exhibit 10(k) on Form 10-KSB for the year ended August 31, 1998 .

          (10)(k) Second amendment dated May 1, 1998 to the Employment, Non-Disclosure and Non-Compete Agreement originally dated June 20, 1994 for John Waldstein is incorporated by reference to
                  Exhibit 10(l) on Form 10-KSB for the year ended August 31,
                  1998.

          (10)(l) Third amendment dated July 15, 1999 to the Employment, Non-Disclosure and Non-Compete agreement originally dated June 20, 1994 for John Waldstein.

          (10)(m) Second amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Realty Trust and the Registrant dated January 28, 1999.

          (10)(n) Third amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Realty Trust and the Registrant dated September 27, 1999.

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

                                              INTERNATIONAL ELECTRONICS, INC.

Date:  November 29, 1999                      By:  /s/  John Waldstein
                                                 -----------------------------
                                                 John Waldstein, President and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                       Title                   Date
           ---------                       -----                   ----
/s/ John Waldstein                                            November 29, 1999
--------------------------------   President and Chief
John Waldstein                     Executive Officer,
                                   Treasurer and Chief
                                   Financial and Accounting
                                   Officer, and Chairman of
                                   the Board


/s/ Heath Paley                    Director                   November 29, 1999
---------------------------------
Heath Paley

/s/Kenneth Moyes                   Director                   November 29, 1999
--------------------------------
Kenneth Moyes

/s/ Diane Balcom                   Director                   November 29, 1999
--------------------------------
Diane Balcom

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS                                                                                                Page
----------------------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND
   1997:

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

   Consolidated Statements of Shareholders' Equity                                                                F-5

   Consolidated Statements of Cash Flows                                                                          F-6

   Notes to Consolidated Financial Statements                                                                   F-7-16

FINANCIAL STATEMENT SCHEDULE FURNISHED PURSUANT TO THE
   REQUIREMENTS OF FORM 10-KSB:

   Schedule II - Valuation and Qualifying Accounts                                                               F-18


All other schedules are omitted because they are inapplicable, not required under the instructions, or because the information is reflected in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of
 International Electronics, Inc.
Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiaries (the "Company") as of August 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
November 5, 1999
Boston, Massachusetts

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1999 AND 1998
--------------------------------------------------------------------------------
ASSETS                                                          1999            1998

CURRENT ASSETS:
  Cash and cash equivalents                                  $1,327,032       $ 895,876
  Accounts receivable, net of allowance for
    doubtful accounts and returns of $201,000
    and $176,000 in 1999 and 1998, respectively                 724,332         986,403
  Inventories                                                 1,033,097         746,570
  Deferred income taxes                                         260,000               -
  Other current assets                                          182,171         153,816
                                                                --------        -------

           Total current assets                               3,526,632       2,782,665
                                                              ----------      ---------

EQUIPMENT AND FURNITURE, net of
  accumulated depreciation and amortization                     494,463         368,965
                                                               --------        --------

OTHER ASSETS:
  Deferred income taxes                                          69,000               -
  Goodwill and other intangibles, net of
    accumulated amortization of $1,178,000
    and $1,093,000 in 1999 and 1998, respectively                63,108         148,432
  Other                                                          11,950          11,950
                                                                -------         -------

            Total other assets                                  144,058         160,382
                                                               --------         -------

                                                             $4,165,153      $3,312,012
                                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $ 378,034       $ 138,894
  Accrued expenses                                            1,040,705       1,089,267
  Income taxes payable                                           62,000          44,000
  Current portion of long-term obligations                      107,458          64,030
                                                               --------          ------

            Total current liabilities                         1,588,197       1,336,191
                                                              ----------      ---------


LONG-TERM OBLIGATIONS, Less
   current portion                                             117,668           82,859
                                                              --------           ------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value - authorized,
    5,984,375 shares; issued, 1,533,301 and
    1,528,301 shares in 1999 and 1998, respectively              15,333          15,283
  Capital in excess of par value                              4,806,955       4,796,149
  Accumulated deficit                                        (2,324,356)     (2,879,826)
  Less treasury stock, at cost -  35,000 shares                 (38,644)        (38,644)
                                                              ---------       ---------

           Total shareholders' equity                         2,459,288       1,892,962

                                                              ---------       ---------

                                                             $4,165,153      $3,312,012
                                                             ===========     ==========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------

                                                        1999              1998              1997
NET SALES                                           $ 9,425,569       $ 9,651,603       $ 9,173,580

COST OF SALES                                         5,028,089         5,152,016         5,439,461
                                                    -----------       -----------       -----------
GROSS PROFIT                                          4,397,480         4,499,587         3,734,119
                                                    -----------       -----------       -----------
OPERATING EXPENSES:
  Research and development costs                        731,302           537,426           520,629
  Selling, general and administrative expenses        3,394,207         3,332,544         3,106,376
                                                    -----------       -----------       -----------
         Total operating expenses                     4,125,509         3,869,970         3,627,005
                                                    -----------       -----------       -----------
INCOME FROM OPERATIONS                                  271,971           629,617           107,114

INTEREST EXPENSE                                        (15,680)          (16,411)          (30,826)

OTHER INCOME                                             37,379            37,923            21,410
                                                    -----------       -----------       -----------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY GAIN                                293,670           651,129            97,698
                                                    -----------       -----------       -----------
PROVISION (BENEFIT) FOR INCOME TAXES:
  Current                                                67,200           121,000            38,000
  Deferred                                             (329,000)
                                                    -----------       -----------       -----------
                                                       (261,800)          121,000            38,000
                                                    -----------       -----------       -----------
INCOME BEFORE EXTRAORDINARY GAIN                        555,470           530,129            59,698

EXTRAORDINARY GAIN ON PREPAYMENT OF
  LONG-TERM OBLIGATIONS, net of
     income tax expense of $1,000                                                            10,446
                                                    -----------       -----------       -----------
NET INCOME                                          $   555,470       $   530,129       $    70,144
                                                    ===========       ===========       ===========
NET INCOME PER SHARE:
  Basic                                             $      0.37       $      0.36       $      0.05
                                                    ===========       ===========       ===========
  Diluted                                           $      0.35       $      0.34       $      0.04
                                                    ===========       ===========       ===========
SHARES USED IN COMPUTING NET INCOME
  PER SHARE:
    Basic                                             1,493,479         1,493,301         1,493,046
                                                    ===========       ===========       ===========
    Diluted                                           1,574,279         1,577,203         1,598,799
                                                    ===========       ===========       ===========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------


                                                                       Capital in
                                                     Common Stock       Excess of  Accumulated      Treasury Stock
                                                  Shares      Amount    Par Value    Deficit      Shares      Cost         Total
BALANCE, SEPTEMBER 1, 1996                        1,527,051  $ 15,271   $4,779,413  $(3,480,099)  35,000    $(38,644)   $1,275,941

  Stock issued upon exercise of stock options         1,250        12        1,328            -        -           -         1,340

  Issuance of stock warrants                              -         -        3,526            -        -           -         3,526

  Net income                                              -         -            -       70,144        -           -        70,144
                                                  ---------  --------    ---------  -----------   ------     --------    ---------
BALANCE, AUGUST 31, 1997                          1,528,301    15,283    4,784,267   (3,409,955)  35,000     (38,644)    1,350,951

  Issuance of stock warrants                              -         -       11,882            -        -           -        11,882

  Net income                                              -         -            -      530,129        -           -       530,129
                                                  ---------  --------    ---------  -----------   ------     --------    ---------
BALANCE, AUGUST 31, 1998                          1,528,301    15,283    4,796,149   (2,879,826)  35,000     (38,644)    1,892,962

  Issuance of stock warrants                              -         -        6,356            -        -           -         6,356

  Stock issued upon exercise of stock warrants        5,000        50        4,450            -        -           -         4,500

  Net income                                              -         -            -      555,470        -           -       555,470
                                                  ---------  --------    ---------  -----------   ------     --------    ---------
BALANCE, AUGUST 31, 1999                          1,533,301  $ 15,333   $4,806,955  $(2,324,356)  35,000     $(38,644   $2,459,288
                                                  =========  ========   ==========  ===========   ======     ========   ==========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------------------


                                                                                    1999          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 555,470     $ 530,129      $ 70,144
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   306,505       289,077       285,512
      Stock options and warrants issued for professional services                       6,356        11,882         1,626
      Deferred income taxes                                                          (329,000)            -             -
      Changes in operating assets and liabilities:
          Accounts receivable                                                         262,071        49,193      (103,341)
          Inventories                                                                (286,527)      331,991      (250,113)
          Other current assets                                                        (28,355)      (20,542)        8,544
          Accounts payable and accrued expenses                                       190,578      (303,480)      236,371
          Income taxes payable                                                         18,000         5,000        (1,000)
                                                                                    ---------     ---------     ---------
           Net cash provided by operating activities                                  695,098       893,250       247,743
                                                                                    ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES AND OTHER:
  Net purchase of equipment and furniture                                            (346,679)     (214,156)     (208,891)
  Other assets                                                                             -         14,399       (12,050)
                                                                                    ---------     ---------     ---------
           Net cash used in investing activities and other                           (346,679)     (199,757)     (220,941)
                                                                                    ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to debt obligations                                                       157,390       111,066        24,353
  Issuance of common stock                                                              4,500             -         3,240
  Payments of debt obligations                                                        (79,153)      (68,758)     (451,065)
                                                                                    ---------     ---------     ---------
           Net cash provided by (used in) financing activities                         82,737        42,308      (423,472)
                                                                                    ---------     ---------     ---------
CASH AND CASH EQUIVALENTS-Increase (decrease) during the year                         431,156       735,801      (396,670)

BALANCES, BEGINNING OF YEAR                                                           895,876       160,075       556,745
                                                                                   ----------      --------     ---------
BALANCES, END OF YEAR                                                              $1,327,032     $ 895,876     $ 160,075
                                                                                   ==========     =========     =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW
  INFORMATION-Interest paid                                                        $   15,680     $  16,411     $  30,826
                                                                                   ==========     =========     =========
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS-
   Equipment acquired under capitalized leases                                     $      -       $     -       $  42,326
                                                                                   ==========     =========     =========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


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

      Long-Lived Assets - The Company accounts for long-lived assets under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets, certain identifiable intangibles, and goodwill to be held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

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

      Net Income Per Share - The Company calculates net income per share under the requirements of SFAS No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by weighted-average common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of the Company's common stock (under the treasury stock method).

      The following table sets forth the computation of basic and diluted net income per share:

                                                                         1999             1998              1997
Net income                                                          $ 555,470         $ 530,129          $ 70,144
                                                                    =========         =========          ========
Shares used in computation:
  Weighted-average shares outstanding for
    basic net income per share                                      1,493,479         1,493,301         1,493,046
  Effect of dilutive option and warrant shares                         80,800            83,902           105,753
                                                                    ---------         ---------         ---------
Total shares for diluted net income per share                       1,574,279         1,577,203         1,598,799
                                                                    =========         =========         =========
Basic net income per share:
  Income before extraordinary gain                                  $     .37         $     .36         $     .04
  Extraordinary gain                                                        -                 -               .01
                                                                    ---------         ---------         ---------
Net income                                                          $     .37         $     .36         $     .05
                                                                    =========         =========         =========
Diluted net income per share:
  Income before extraordinary gain                                  $     .35         $     .34         $     .03
  Extraordinary gain                                                        -                 -               .01
                                                                    ---------         ---------         ---------
Net income                                                          $     .35         $     .34         $     .04
                                                                    =========         =========         =========

      The calculations for diluted net income per share do not include aggregate out-of-money options and warrants of 77,037, 156,304 and 107,371 for the years ended August 31, 1999, 1998 and 1997, respectively.

      Employee Stock-Based Compensation - The Company uses the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee and director stock-based compensation plans.

      Nonemployee Stock-Based Compensation - The Company complies with the provisions of SFAS No. 123 relating to the accounting for awards of stock-based compensation to nonemployees. Accordingly, stock-based compensation awarded to nonemployees is accounted for using the "fair value" method.

      Recent Accounting Pronouncements - The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the three years ended August 31, 1999 does not differ from the reported net income.

      The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires companies to report selected information about operating segments, products and services, geographic areas and major customers. Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. The Company has determined that it conducts its operations in one business segment.

      During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133
      - an amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. Since its requirements are complex and its scope far reaching, the Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

2.    INVENTORIES

      Inventories at August 31 consist of the following:

                                                         1999             1998
Raw materials and subassemblies                      $  691,812      $  455,740
Work in process                                         130,632          79,935
Finished goods                                          210,653         210,895
                                                     ----------      ----------
                                                     $1,033,097      $  746,570
                                                     ==========      ==========

3.    EQUIPMENT AND FURNITURE

      Equipment and furniture at August 31 consist of the following:

                                                          1999              1998
Machinery and equipment                              $   984,335       $   902,769
Office furniture and equipment                           883,164           632,393
                                                     -----------       -----------
                                                       1,867,499         1,535,162

Less accumulated depreciation and amortization        (1,373,036)       (1,166,197)
                                                     -----------       -----------
                                                     $   494,463       $   368,965
                                                     ===========       ===========

4.     ACCRUED EXPENSES

      Accrued expenses at August 31 consist of the following:

                                                          1999              1998
Payroll and related amounts                          $   294,310       $   235,629
Warranty                                                 503,833           651,077
Professional fees                                        187,842           152,301
Other                                                     54,720            50,260
                                                     -----------       -----------
                                                     $ 1,040,705       $ 1,089,267
                                                     ===========       ===========

5.    LONG-TERM OBLIGATIONS

      Long-term obligations at August 31 consist of the following:

                                                                           1999            1998
Capitalized lease obligations, 7%-18%, due through
  April 2001 (Note 7)                                                    $  17,188       $  38,134
Equipment line of credit, 7.75%-8.5% (Note 6)                              194,562          90,160
Collateralized 8% equipment loans, final payments
  through November 2001                                                     13,376          18,595
                                                                         ---------       ---------
                                                                           225,126         146,889

Less current portion                                                      (107,458)        (64,030)
                                                                         ---------       ---------
                                                                         $ 117,668       $  82,859
                                                                         =========       =========

      The aggregate principal payments on long-term obligations as of August 31, 1999, excluding capital leases, are $95,998 in 2000, $73,032 in 2001, and $38,908 in 2002.

      Capital lease and equipment loans at August 31, 1999 are collateralized by the related equipment with a carrying value of approximately $186,384.

6.    BANK ARRANGEMENTS

      As of August 31, 1999, the Company had a bank demand line of credit that provided for borrowings up to $1,000,000 and an available $170,000 equipment line of credit. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a required minimum debt to tangible net worth ratio and net income. As of August 31, 1999, no borrowings have been made under the demand line of credit, and the Company has $194,562 in borrowings as equipment debt which is payable in monthly installments through July 2002.

7.    COMMITMENTS

      Leases - The Company leases an administrative and production facility under an operating lease which expires in April 2002. The Company is responsible for certain real estate taxes, utilities and maintenance costs. Total rental expense for operating leases for the years ended August 31, 1999, 1998 and 1997 amounted to $171,014, $138,322 and
      $137,033, respectively.

      The Company leases certain equipment under capital leases, and, accordingly, the present value of the net minimum payments has been reflected in equipment and furniture and capitalized lease obligations.

      Future minimum lease payments under noncancelable lease terms in excess of one year at August 31, 1999 are as follows:

                                                                                     Capital      Operating
                                                                                     Leases        Leases
 2000                                                                              $ 12,761       $128,761
 2001                                                                                 6,042        138,267
 2002                                                                                  --           96,786
                                                                                   --------       --------
Total minimum lease payments                                                         18,803       $363,814
                                                                                                  ========
Less interest                                                                        (1,615)
                                                                                   --------
Net minimum lease payments                                                           17,188

Less current portion                                                                (11,460)
                                                                                   --------
Long-term portion                                                                  $  5,728
                                                                                   ========

      Employment Arrangements - The Company has a continuous three year employment agreement with its President and Chief Executive Officer providing minimum annual aggregate compensation of $142,000.

      The Company also has employment arrangements with certain key management that require salary and benefit continuation for one year (representing an aggregate of $367,000 in salaries as of August 31, 1999) in the event of a termination of such employment as a result of an acquisition, merger or sale of assets of the Company (an "Acquisition").

8.    INCOME TAXES

      The provision (benefit) for income taxes is composed of the following for the years ended August 31:

                                                                               1999           1998            1997
Current:
  Federal                                                                 $   1,000        $ 15,000        $ 2,000
  State                                                                      58,700          95,000         36,000
  Foreign                                                                     7,500          11,000              -
                                                                          ---------        --------        -------
                                                                             67,200         121,000         38,000
                                                                          ---------        --------        -------
Deferred:
  Federal                                                                  (257,000)              -              -
  State                                                                     (72,000)              -              -
                                                                          ---------        --------        -------
                                                                           (329,000)              -              -
                                                                          ---------        --------        -------
                                                                          $(261,800)       $121,000        $38,000
                                                                          =========        ========        =======

      The Company's effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

                                                                                 1999          1998        1997
Statutory federal income tax rate                                                   34.0 %       34.0 %      34.0 %
State income taxes, net of federal benefit                                          13.2          9.6        23.6
Amortization of goodwill                                                             9.9          4.5        30.1
Federal alternative minimum and foreign taxes                                        1.9          2.6         2.0
Utilization of federal net operating loss carryforwards
  and tax credits                                                                  (30.6)       (39.4)      (66.9)
Deferred tax benefit                                                              (112.0)         -           -
Other                                                                               (5.5)         7.3        16.1
                                                                                 -------      -------      ------
Effective tax rate                                                                 (89.1)%       18.6 %      38.9 %
                                                                                 =======      =======      ======

      As of August 31, 1999, the Company has net operating loss carryforwards for financial reporting and income tax purposes of approximately $1,362,000, expiring in varying amounts from 2004 to 2008 (primarily 2004 to 2006). Aggregate investment and research and development credit carryforwards of $46,000 at August 31, 1999 expire in varying amounts through the year 2005.

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances have been recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of some assets.

      The following is a summary of the significant components of the Company's deferred tax assets and liabilities at August 31:

                                                                                      1999              1998
Deferred tax assets (liabilities):
  Net operating loss carryforwards                                                  $463,000          $ 550,000
  Tax credits                                                                         46,000             78,000
  Accounts receivable reserves                                                        80,000             70,000
  Inventories and related reserves                                                   289,000            359,000
  Other                                                                               71,000            (17,000)
  Depreciation                                                                        39,000             31,000
  Valuation allowance                                                               (659,000)        (1,071,000)
                                                                                    --------         ----------
                                                                                    $329,000         $     -
                                                                                    ========         ==========

9.    CAPITAL TRANSACTIONS

      Stock Options - Since 1988, the Company has approved and reserved shares of common stock for nonqualified stock option plans for the benefit of certain employees, nonemployee directors, and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the "Committee"), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors and key advisors with vesting provisions established by the Committee. All of the options vest 100% and are fully exercisable in the event of an Acquisition of the Company. At August 31, 1999, 155,593 shares remain available for future grants.

      A summary of activity of the stock option plans is as follows:

                                                                                        Weighted-Average
                                                                                            Exercise
                                                                          Shares         Price Per Share
Outstanding, September 1, 1996                                               314,034        $ 1.30
  Granted (weighted-average fair value of $0.94)                              38,000          2.12
  Canceled                                                                   (30,300)         1.65
                                                                             -------
Outstanding, August 31, 1997                                                 321,734          1.37

  Granted (weighted-average fair value of $1.01)                              61,500          1.50
  Canceled/expired                                                           (61,467)         1.27
                                                                             -------
Outstanding, August 31, 1998                                                 321,767          1.41

  Granted (weighted-average fair value of $0.84)                              75,333          1.34
  Canceled/expired                                                           (40,670)         1.56
                                                                             -------
Outstanding, August 31, 1999                                                 356,430        $ 1.38
                                                                             =======        ======

      Stock Options (Continued) - The following table summarizes information concerning outstanding and exercisable options as of August 31, 1999:

                                         Options Outstanding                           Options Exercisable
                           ----------------------------------------------     -------------------------------------

                                             Weighted-
                                              Average
                                             Remaining
                                            Contractual       Weighted-                            Weighted-
         Range of              Number           Life           Average            Number            Average
       Exercise Price(s)    Outstanding       (Years)       Exercise Price      Exercisable      Exercise Price
         $.72-$1.00           71,200            2.70             $ .81              71,200            $ .81
        $1.01-$2.00          232,526            7.32              1.39             118,103             1.38
        $2.01-$2.12           52,333            4.41              2.09              44,583             2.08
              $6.48              371            0.79              6.48                 371             6.48
                             -------                                               -------
                             356,430            5.96             $1.38             234,257            $1.35
                             =======            ====            ======             =======           ======


      Stock Warrants - In September 1996, the Company granted warrants to two officers to purchase an aggregate 19,000 shares of common stock at an exercise price of $2.12 per share, exercisable for a ten-year period. Each of the warrants was assigned a value of $.10 per share which was paid by the officers.

      In August 1997, the Company granted warrants to a financial consultant to purchase 3,500 shares of common stock at an exercise price of $1.69, exercisable for a ten-year period. The Company valued these warrants and recorded compensation expense of $1,725 and $1,882 for the years ended August 31, 1999 and 1998, respectively.

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

      Stock Warrants (Continued) - The following is a summary of transactions relating to the Company's outstanding common stock warrants:

                                                       Consultants       Officers         Debt           Total
Outstanding, September 1, 1996                             51,238         25,000          2,512          78,750
  Expired                                                  (3,571)             -              -          (3,571)
  Granted (weighted-average
    fair value of $2.05)                                    3,500         19,000              -          22,500
                                                           ------         ------          -----          ------
Outstanding, August 31, 1997                               51,167         44,000          2,512          97,679
  Expired                                                  (6,667)        (9,000)             -         (15,667)
  Granted (weighted-average
    fair value of $1.13)                                    6,667              -              -           6,667
                                                           ------         ------          -----          ------
Outstanding, August 31, 1998                               51,167         35,000          2,512          88,679
  Exercised                                                (5,000)             -              -          (5,000)
                                                           ------         ------          -----          ------
Outstanding, August 31, 1999
  (weighted-average exercise
    price of $1.24)                                        46,167         35,000          2,512          83,679
                                                           ======         ======          =====          ======
Exercisable                                                46,167         30,000          2,512          78,679
                                                           ======         ======          =====          ======
Exercise price(s)                                      $.72-$2.07       $.74-$2.07        $ .99        $.72-$2.12
                                                       ==========       ==========        =====        ==========

 Employee Stock-Based Compensation - With respect to employee and directors' stock-based compensation, the Company has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for employee and directors' stock-based compensation awarded under employee stock option plans. If compensation cost had been determined for awards granted commencing September 1, 1995 under the Company's employee and directors' stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended August 31, 1999, 1998 and 1997 would have decreased to the pro forma amounts indicated below:


                                                                         1999            1998           1997
Net income-as reported                                                 $555,470        $530,129       $70,144
Net income-pro forma                                                    483,730         484,380        39,634
Net income per share-diluted-as reported                                   0.35            0.34          0.04
Net income per share-diluted-pro forma                                     0.31            0.31          0.02


       The pro forma disclosures presented are not necessarily representative of the effects on reported net income for future years.

      Employee Stock-Based Compensation (Continued) - The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 5.5% in 1999 and 1998, and 6% in 1997, an expected life of five years, an expected volatility of 80% in 1999 and 1998, and 42% in 1997 and assumes no dividends will be paid.

Common Stock Reserved                                                               Shares
Stock warrants                                                                       83,679
Stock options                                                                       512,023
                                                                                    -------
                                                                                    595,702
                                                                                    =======

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

      Sales to one customer accounted for 40% of net sales in 1999 and 36% of net sales in both 1998 and 1997. The accounts receivable from this customer amounted to approximately $189,000 and $207,000 at August 31, 1999 and 1998, respectively.

      The Company sources a significant amount of components and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components could have a material adverse effect on the Company's operating results in any given period. International sales, primarily to Canada, Europe and Asia, were approximately $977,000 in 1999, $1,196,000 in 1998 and $1,435,000 in 1997.

12.   OTHER INCOME

      Other income consists of the following for the years ended August 31:

                                                                            1999           1998          1997
Interest                                                                   $60,343        $26,248       $ 7,592
Commissions                                                                      -          3,357        13,818
Other income (expense)                                                     (22,964)         8,318             -
                                                                           -------        -------       -------
                                                                           $37,379        $37,923       $21,410
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

                                  * * * * * *

                                FINANCIAL STATEMENT SCHEDULE
                                FURNISHED PURSUANT TO THE
                                REQUIREMENTS OF FORM 10-KSB

                                                                     SCHEDULE II

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------------------------------------------------------


                                                                          Additions
                                                Balance at      Charged to       Charged to                        Balance at
                                                Beginning        Costs and          Other        Deductions          End of
                 Description                     of Year         Expenses         Accounts          (A)               Year

Allowance for doubtful accounts and returns:

  August 31, 1999                                 $ 176,000         $31,000               $ -       $ (6,000)         $201,000

  August 31, 1998                                   185,000          35,000                 -        (44,000)          176,000

  August 31, 1997                                   131,000          74,000                 -        (20,000)          185,000


(A)  Net write-offs of bad debts (net of recoveries) and returns.