Form 10QSB
period 1999-11-30
INTERNATIONAL ELECTRONICS INC
filed 2000-01-13
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                    November 30, 1999
                 ---------------------------------------------------------------


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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO_____
                                       -

         1,524,968 common shares were outstanding at January 7, 2000.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.    Financial Information:                                                    Page No.
                                                                                     --------
           Item 1:  Financial Statements (unaudited)
                    --------------------------------
           Condensed Consolidated Balance Sheets, November 30, 1999
           and August 31, 1999                                                          2

           Condensed Consolidated Statements of Income, three months
           ended November 30, 1999 and 1998                                             3

           Condensed Consolidated Statement of Shareholders' Equity,
           three months ended November 30, 1999                                         4

           Condensed Consolidated Statements of Cash Flows, three
           months ended November 30, 1999 and 1998                                      5

           Notes to Condensed Consolidated Financial Statements                       6-9

           Item 2:   Management's Discussion and Analysis of
                     ---------------------------------------
                     Financial Condition and Results of Operations                  10-15
                     ---------------------------------------------

Part II.   Other Information:

           Item 6:   Exhibits and Reports on Form 8-K                                  16
                     --------------------------------

           Signature                                                                   16
           ---------

                        INTERNATIONAL ELECTRONICS, INC.
                        ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                              Nov. 30, 1999           August 31, 1999
                                              --------------          ----------------
ASSETS
------
Current assets:
  Cash and equivalents                        $ 1,456,113             $ 1,327,032
  Accounts receivable, net                        873,657                 724,332
  Inventories                                   1,053,446               1,033,097
  Deferred income taxes                           250,000                 260,000
  Other current assets                            185,582                 182,171
                                              -----------             -----------
  Total current assets                          3,818,798               3,526,632

Equipment, furniture and improvements, net        477,728                 494,463

Other assets:
  Deferred income taxes                            69,000                  69,000
  Goodwill and other intangibles, net              43,387                  63,108
  Other                                            11,950                  11,950
                                              -----------             -----------
                                                  124,337                 144,058
                                              -----------             -----------
                                              $ 4,420,863             $ 4,165,153
                                              ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                            $   556,800             $   378,034
  Accrued expenses                              1,077,549               1,040,705
  Income taxes                                     71,084                  62,000
  Current portion of long-term obligations        103,674                 107,458
                                              -----------             -----------
  Total current liabilities                     1,809,107               1,588,197

Long-term obligations                              93,965                 117,668
Commitments

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized 5,984,375 shares
    Issued 1,559,968 and 1,533,301
    shares, respectively                           15,600                  15,333
  Capital in excess of par value                4,831,038               4,806,955
  Accumulated deficit                          (2,290,203)             (2,324,356)
  Less treasury stock, at cost:
    35,000 shares                                 (38,644)                (38,644)
                                              -----------             -----------
    Total shareholders' equity                  2,517,791               2,459,288
                                              -----------             -----------
                                              $ 4,420,863             $ 4,165,153
                                              ===========             ===========

See notes to unaudited condensed consolidated financial statements.

                        INTERNATIONAL ELECTRONICS, INC.
                       ---------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                        Three months ended
                                  ------------------------------
                                  Nov. 30, 1999   Nov. 30, 1998
                                  --------------  --------------
Net sales                            $2,714,929      $2,131,113

Cost of sales                         1,476,187       1,098,303
                                     ----------      ----------

Gross profit                          1,238,742       1,032,810

Research and development costs          272,744         144,122

Selling, general and
administrative expenses                 924,017         797,200
                                     ----------      ----------

Income from operations                   41,981          91,488

Interest expense                         (5,275)         (4,089)

Other income                             16,447          15,629
                                     ----------      ----------

Income before taxes                      53,153         103,028

Provision for income taxes:
  Current                                 9,000          24,000
  Deferred                               10,000               -
                                     ----------      ----------
                                         19,000          24,000
                                     ----------      ----------

Net income                           $   34,153      $   79,028
                                     ==========      ==========

Net income per share:
  Basic                              $      .02      $      .05
  Diluted                                   .02             .05
                                     ==========      ==========

Shares used in computing
net income per share:
  Basic                               1,522,111       1,493,301
  Diluted                             1,653,006       1,558,242
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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)


                        Common Stock     Capital in                   Treasury Stock
                     ------------------  excess of    Accumulated     --------------
                      Shares    Amount   par value     Deficit        Shares    Cost          Total
                     ---------  -------  ----------  ------------     ------   ------      ----------
Balances,
September 1, 1999    1,533,301  $15,333  $4,806,955  ($2,324,356)     35,000  ($38,644)      $2,459,288

Exercise of
stock warrants
and options             26,667      267      24,083            -           -         -           24,350

Net income                   -        -           -       34,153           -         -           34,153
                     ---------  -------  ----------  -----------     -------  --------       ----------
Balances,
November 30, 1999    1,559,968  $15,600  $4,831,038  ($2,290,203)     35,000  ($38,644)      $2,517,791
                     =========  =======  ==========  ===========     =======  ========       ==========

See notes to unaudited condensed consolidated financial statements.

                       INTERNATIONAL ELECTRONICS, INC.
                       ---------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                     Three months ended
                                              --------------------------------
                                               Nov. 30, 1999     Nov. 30, 1998
                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $   34,153       $   79,028
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                     79,221           64,938
   Stock warrants issued for professional
     services                                             -              471
   Deferred income taxes                             10,000                -
   Changes in operating assets and liabilities:
      Accounts receivable                          (149,325)         140,437
      Inventories                                   (20,349)        (252,786)
      Other current assets                           (3,411)          (2,511)
      Income taxes                                    9,084           20,232
      Accounts payable and accrued
        expenses                                    215,610          264,156
                                                 ----------       ----------
      Net cash provided by
        operating activities                        174,983          313,965

CASH FLOWS FROM INVESTING ACTIVITIES
AND OTHER:
   Net purchase of equipment,
     furniture and improvements                     (42,765)         (41,875)
                                                 ----------       ----------
   Net cash used in investing
     activities and other                           (42,765)         (41,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                          24,350                -
   Reduction of notes payable and debt
     obligations                                    (27,487)         (15,683)
                                                 ----------       ----------
   Net cash used in financing activities             (3,137)         (15,683)

CASH AND EQUIVALENTS:
   Net increase during period                       129,081          256,407
   Balances, beginning of period                  1,327,032          895,876
                                                 ----------       ----------
   Balances, end of period                       $1,456,113       $1,152,283
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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 1999 and the results of operations for the three months then ended.

   Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1999.

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

   The following table sets forth the computation of basic and diluted net income per share:


                                                   Three months ended
                                                   ------------------
                                              Nov. 30, 1999  Nov. 30, 1998
                                              -------------  -------------

   Net income                                   $   34,153     $   79,028
                                                ==========     ==========

   Shares used in computation:
        Weighted average
          shares outstanding for
          basic net income per share             1,522,111      1,493,301

        Effect of dilutive option
          and warrant shares                       130,895         64,941
                                                ----------     ----------

        Total shares for diluted net
          income per share                       1,653,006      1,558,242
                                                ==========     ==========

   Net income per share:
          Basic                                 $      .02     $      .05
          Diluted                                      .02            .05
                                                ==========     ==========


   The calculations for diluted net income per share did not include an aggregate out of the money options and warrants of 39,871 and 156,304 for the three months ended November 30, 1999 and 1998, respectively.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)


F.    Long-term Obligations:
      ----------------------

      Long-term obligations are summarized as follows:

                                                    Nov. 30, 1999   Aug. 31, 1999
                                                    --------------  --------------
      7-18% capitalized lease obligations,
      due through April, 2001 (Note H)                  $  13,658       $  17,188

      Equipment line of credit, 7.75%-8.5% (Note G)       171,976         194,562

      8% equipment loan, collateralized
      by equipment, final payment due
      Nov., 2001                                           12,005          13,376
                                                        ---------       ---------
                                                          197,639         225,126

      Less current portion                               (103,674)       (107,458)
                                                        ---------       ---------
                                                        $  93,965       $ 117,668
                                                        =========       =========

      The aggregate principal payments on long-term obligations, excluding capital leases are $94,084 (2000), $65,716 (2001) and $24,181 (2002).


G.    Bank Arrangements:
      -----------------

       As of November 30, 1999, the Company had a bank demand line of credit that provided for borrowings up to $1,000,000 and an available $170,000 equipment line of credit. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a required minimum debt to tangible net worth ratio and net income. As of November 30, 1999, no borrowings have been made under the demand line of credit, and the Company has $171,976 outstanding under the equipment line of credit, payable in monthly installments through July 2002.

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

   Future minimum capital lease payments under non-cancelable lease terms in excess of one year at November 30, 1999 are as follows:

          2000                         $10,585
          2001                           4,229
                                       -------
       Total minimum lease payments     14,814
       Less interest                    (1,156)
                                       -------
       Net minimum lease payments       13,658
       Less current portion             (9,590)
                                       -------
       Long-term portion               $ 4,068
                                       =======

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources

As of November 30, 1999, the Company had working capital of $2,009,691 compared to $1,938,435 at August 31, 1999. The ratio of current assets to current liabilities was 2.1 at November 30, 1999 and 2.2 at August 31, 1999. The debt to equity ratio was .8 at November 30, 1999 and .7 at August 31, 1999. The increase in working capital is primarily the result of the Company's operating cash flow, offset in part by the purchase of fixed assets for the first quarter of fiscal 2000. The decrease in current ratio and increase in debt to equity ratio is primarily the result of an increase in accounts payable and accrued expenses.

Net capital expenditures were $42,765 and $41,875 for the three months ended November 30, 1999 and 1998, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

Year 2000 Compliance

There were issues associated with the programming code in existing computer systems as the year 2000 approached. The "year 2000 problem" was and continues to be pervasive and complex, as virtually every computer operation was affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information after the year changed to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company considers its products to be Year 2000 compliant. The Company's products do not perform any date calculations requiring the year digits, nor do they have any report generating software that would present a problem with the Year 2000.

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

The Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Any Year 2000 compliance problem of either the Company or its users, customers, vendors or advertisers could have a material, adverse effect on the Company's business, results of operations and financial condition. In addition, the Company could be affected by the failure of any global infrastructure including national banking systems, communications and governmental activities.

Results of Operations

Net sales for the first quarter of fiscal 2000 increased 27% as compared to the first quarter of fiscal 1999. The increase in sales for the first quarter of fiscal 2000 reflects increases in access control and keypad sales, partially offset by a decrease in glassbreak detector sales.

The ratios of gross profit to sales for the three months ended November 30, 1999 and 1998 were 46% and 48%, respectively. The decrease in gross profit percentage is primarily the result of product mix.

Research and development expenses were $272,744 and $144,122 for the three months ended November 30, 1999 and 1998, respectively. The increase in these discretionary costs is primarily due to the hiring of additional personnel and outside consultants.

As a percentage of net sales, selling, general and administrative expenses were 34% and 37% for the three months ended November 30, 1999 and 1998, respectively. The decrease in costs as a percentage of net sales is the result of increased sales productivity.

The provision for income taxes for the first quarter of fiscal 2000 represents a charge for deferred taxes and current charges for foreign, federal alternative minimum taxes and state income tax expenses. The Company's effective income tax rate for the three months ended November 30, 1999 of 36% was less than the combined federal and state statutory income tax rates, primarily as a result of the utilization of available net operating loss carryforwards.

New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective in fiscal year 2001. The Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

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

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1997, 1998 and 1999, and the three months ended November 30, 1999, the Company had net income of approximately $70,000, $530,000, $555,000 and $34,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Failure to Complete New Products. The Company is engaged in an industry which, as a result of extensive research and development, introduces new products on a regular basis. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of the Company's products. The Company is in the process of working on a number of new development projects. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure or delay in these goals could have a material adverse effect on the Company.

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

Year 2000 Compliance. There were issues associated with the programming code in existing computer systems as the year 2000 approached. The "year 2000 problem" was and continues to be pervasive and complex, as virtually every computer operation was affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information after the year changed to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company considers its products to be Year 2000 compliant. The Company's products do not perform any date calculations requiring the year digits, nor do they have any report generating software that would present a problem with the Year 2000.

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

The Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Any Year 2000 compliance problem of either the Company or its users, customers, vendors or advertisers could have a material, adverse effect on the Company's business, results of operations and financial condition. In addition, the Company could be affected by the failure of any global infrastructure including national banking systems, communications and governmental activities.

Limited Market for Common Stock. There is a limited market for the Company's common stock and there can be no assurance that even this limited market will be sustained. Holders of the Company's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Maintain Listing on NASDAQ. In February 1998, the National Association of Securities Dealers adopted new more stringent standards for a company to maintain its stock listing on NASDAQ. The Company believes that it is in compliance with all NASDAQ SmallCap listing requirements. However, there can be no assurance that the Company will continue to meet the NASDAQ standards to maintain its listing on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have difficulty selling their shares at a favorable price.

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

Part II.  Other Information
---------------------------

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                (a) Exhibits:

                    (27)      Financial Data Schedule

                (b) There were no reports on Form 8-K filed for the
                    three months ended November 30, 1999.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 1/13/00                       /s/  John Waldstein
      --------                      --------------------
                                    John Waldstein, President,
                                    Treasurer and Chief Financial and Accounting
                                    Officer and duly authorized to sign.