Form 10QSB
period 2000-02-29
INTERNATIONAL ELECTRONICS INC
filed 2000-04-11
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended       February 29, 2000
                  -------------------------------------------------------------


Commission File Number    2-91218-B
                       --------------------------------------------------------



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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X    NO ___
                        ---


          1,524,968 common shares were outstanding at March 28, 2000.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                                     Index
                                     -----

Part I.   Financial Information:                                                           Page No.
                                                                                           --------
          Item 1:  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets, February 29, 2000
          and August 31, 1999                                                                   2

          Condensed Consolidated Statements of Income, three and six
          months ended February 29, 2000 and February 28, 1999                                  3

          Condensed Consolidated Statement of Shareholders' Equity,
          six months ended February 29, 2000                                                    4

          Condensed Consolidated Statements of Cash Flows, six
          months ended February 29, 2000 and February 28, 1999                                  5

          Notes to Condensed Consolidated Financial Statements                                6-9

          Item 2:  Management's Discussion and Analysis of
                   ---------------------------------------
                   Financial Condition and Results of Operations                            10-16
                   ---------------------------------------------


Part II.  Other Information:

          Item 4:  Submission of Matters to a Vote of Security Holders                         17
                   ---------------------------------------------------

          Item 6:  Exhibits and Reports on Form 8-K                                            17
                   --------------------------------

          Signature                                                                            17
          ---------

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                              Feb. 29, 2000   August 31, 1999
                                              --------------  ----------------
ASSETS
------
Current assets:
 Cash and equivalents                           $ 1,540,797       $ 1,327,032
 Accounts receivable, net                         1,120,758           724,332
 Inventories                                        999,489         1,033,097
 Deferred income taxes                              231,000           260,000
 Other current assets                               259,434           182,171
                                                -----------       -----------
 Total current assets                             4,151,478         3,526,632

Equipment, furniture and improvements, net          510,721           494,463

Other assets:
 Deferred income taxes                               69,000            69,000
 Goodwill and other intangibles, net                 23,664            63,108
 Other                                               11,950            11,950
                                                -----------       -----------
                                                    104,614           144,058
                                                -----------       -----------
                                                $ 4,766,813       $ 4,165,153
                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                               $   700,949       $   378,034
 Accrued expenses                                 1,070,673         1,040,705
 Income taxes                                        86,125            62,000
 Current portion of long-term obligations           155,580           107,458
                                                -----------       -----------
 Total current liabilities                        2,013,327         1,588,197

Long-term obligations                               184,966           117,668
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,559,968 and 1,533,301
   shares, respectively                              15,600            15,333
 Capital in excess of par value                   4,831,038         4,806,955
 Accumulated deficit                             (2,239,474)       (2,324,356)
 Less treasury stock, at cost:
   35,000 shares                                    (38,644)          (38,644)
                                                -----------       -----------
   Total shareholders' equity                     2,568,520         2,459,288
                                                -----------       -----------
                                                $ 4,766,813       $ 4,165,153
                                                ===========       ===========

See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                        Three months ended               Six months ended
                                  ------------------------------  ------------------------------
                                  Feb. 29, 2000   Feb. 28, 1999   Feb. 29, 2000   Feb. 28, 1999
                                  --------------  --------------  --------------  --------------
Net sales                            $2,735,722      $2,403,159      $5,450,651      $4,534,272

Cost of sales                         1,459,551       1,301,546       2,935,738       2,399,849
                                     ----------      ----------      ----------      ----------

Gross profit                          1,276,171       1,101,613       2,514,913       2,134,423

Research and development costs          306,727         181,485         579,471         325,607

Selling, general and
administrative expenses                 894,818         813,890       1,818,835       1,611,090
                                     ----------      ----------      ----------      ----------

Income from operations                   74,626         106,238         116,607         197,726

Interest expense                         (5,409)         (3,292)        (10,684)         (7,381)

Other income                             18,512          13,830          34,959          29,459
                                     ----------      ----------      ----------      ----------

Income before taxes                      87,729         116,776         140,882         219,804

Provision for income taxes:
   Current                               18,000          20,000          27,000          44,000
   Deferred                              19,000               -          29,000               -
                                     ----------      ----------      ----------      ----------
                                         37,000          20,000          56,000          44,000
                                     ----------      ----------      ----------      ----------

Net income                           $   50,729      $   96,776      $   84,882      $  175,804
                                     ==========      ==========      ==========      ==========

Net income per share:
   Basic                             $      .03      $      .06      $      .06      $      .12
   Diluted                                  .03             .06             .05             .11
                                     ==========      ==========      ==========      ==========

Shares used in computing
net income per share:
   Basic                              1,524,968       1,493,301       1,523,539       1,493,301
   Diluted                            1,713,093       1,583,585       1,683,049       1,570,914
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)


                         Common Stock       Capital in                      Treasury Stock
                     -------------------     excess of     Accumulated      ---------------
                      Shares      Amount     par value       Deficit     Shares            Cost            Total
                     -------      ------     ---------       -------     ------            ----            -----
Balances,
September 1, 1999    1,533,301    $15,333    $4,806,955   ($2,324,356)    35,000         ($38,644)       $2,459,288

Exercise of
stock warrants
and options             26,667        267        24,083             -          -                -            24,350

Net income                   -          -             -        84,882          -                -            84,882

Balances,            ---------    -------    ----------   -----------     ------         --------        ----------
February 29, 2000    1,559,968    $15,600    $4,831,038   ($2,239,474)    35,000         ($38,644)       $2,568,520
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                                  Six months ended
                                                           ------------------------------
                                                           Feb. 29, 2000   Feb. 28, 1999
                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   84,882      $  175,804
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Depreciation and amortization                                167,292         139,762
   Stock warrants issued for professional services                    -             941
   Deferred income taxes                                         29,000               -
   Changes in operating assets and liabilities:
      Accounts receivable                                      (396,426)         15,308
      Inventories                                                33,608        (279,884)
      Other current assets                                      (77,263)        (10,587)
      Income taxes                                               24,125          42,921
      Accounts payable and accrued expenses                     352,883         272,924
                                                             ----------      ----------
      Net cash provided by operating activities                 218,101         357,189

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchase of equipment,
     furniture and improvements                                (144,106)       (120,262)
                                                             ----------      ----------
   Net cash used in investing activities and other             (144,106)       (120,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Addition to notes payable and debt obligations               169,467               -
   Issuance of common stock                                      24,350          77,342
   Reduction of notes payable and debt obligations              (54,047)        (31,579)
                                                             ----------      ----------
   Net cash provided by financing activities                    139,770          45,763

CASH AND EQUIVALENTS:
   Net increase during period                                   213,765         282,690
   Balances, beginning of period                              1,327,032         895,876
                                                             ----------      ----------
   Balances, end of period                                   $1,540,797      $1,178,566
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

A.   Financial Statements:
     ---------------------

     In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 29, 2000 and the results of operations for the three and six months ended February 29, 2000 and February 28, 1999.

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

     The following table sets forth the computation of basic and diluted net income per share:

                                             Three months ended                 Six months ended
                                      ---------------------------------  -------------------------------
                                        Feb. 29, 2000     Feb. 28, 1999   Feb. 29, 2000    Feb. 28, 1999
                                      ------------------  -------------  ----------------  -------------
Net income                                  $   50,729       $   96,776        $   84,882     $  175,804
                                            ==========       ==========        ==========     ==========
Shares used in computation:
  Weighted average
  shares outstanding for
  basic income per share                     1,524,968        1,493,301         1,523,539      1,493,301

   Effect of dilutive option
     and warrant shares                        188,125           90,284           159,510         77,613
                                            ----------       ----------        ----------     ----------

   Total shares for diluted income
     per share                               1,713,093        1,583,585         1,683,049      1,570,914
                                            ==========       ==========        ==========     ==========

Net income per share:

  Basic                                     $      .03       $      .06        $      .06     $      .12
  Diluted                                          .03              .06               .05            .11
                                            ==========       ==========        ==========     ==========

The calculations for diluted net income per share did not include an aggregate out of the money options and warrants of 371 and 109,037 for the three months ended February 29, 2000 and February 28, 1999, respectively.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)


F.   Long-term Obligations:
     ----------------------

     Long-term obligations are summarized as follows:

                                                     Feb. 29, 2000   Aug. 31, 1999
                                                     --------------  --------------
     7-18% capitalized lease obligations,
     due through April, 2001 (Note H)                    $  11,081       $  17,188

     Equipment line of credit, 7.75%-8.75% (Note G)        318,855         194,562

     8% equipment loan, collateralized
     by equipment, final payment due
     Nov., 2001                                             10,610          13,376
                                                         ---------       ---------
                                                           340,546         225,126

     Less current portion                                 (155,580)       (107,458)
                                                         ---------       ---------
                                                         $ 184,966       $ 117,668
                                                         =========       =========

     The aggregate principal payments on long-term obligations, excluding capital leases are $146,858 (2001), $115,000 (2002) and $67,607 (2003).

G.   Bank Arrangements:
     -----------------

     As of February 29, 2000, the Company has a bank demand line of credit that provides for borrowings up to $1,000,000. In addition, as of February 29, 2000, the Company has fully utilized its existing bank equipment line of credit (see Note I). Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a required minimum debt to tangible net worth ratio and net income. As of February 29, 2000, no borrowings have been made under the demand line of credit, and the Company has $318,855 outstanding under the equipment line of credit, payable in monthly installments through February 2003.

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

     Future minimum capital lease payments under non-cancelable lease terms in excess of one year at February 29, 2000 are as follows:


               2001                       $ 9,473
               2002                         2,417
                                          -------
          Total minimum lease payments     11,890
          Less interest                      (809)
                                          -------
          Net minimum lease payments       11,081
          Less current portion             (8,722)
                                          -------
          Long-term portion               $ 2,359
                                          =======

I.   Subsequent Event:
     ----------------

     In April 2000, the Company established a new bank equipment line of credit of up to $500,000. This agreement is collateralized by all of the Company's assets and contains certain restrictive covenants (see Note G).

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources

As of February 29, 2000, the Company had working capital of $2,138,151 compared to $1,938,435 at August 31, 1999. The ratio of current assets to current liabilities was 2.1 at February 29, 2000 and 2.2 at August 31, 1999. The debt to equity ratio was .9 at February 29, 2000 and .7 at August 31, 1999. The increase in working capital is primarily the result of the Company's operating cash flow for the six months ending February 29, 2000. The decrease in current ratio and increase in debt to equity ratio is primarily the result of an increase in accounts payable and accrued expenses and additional borrowings under the Company's equipment line of credit.

Net capital expenditures were $144,106 and $120,262 for the six months ended February 29, 2000 and February 28, 1999, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

During this past year, the Company surveyed its largest vendors to determine their state of readiness regarding this issue and to estimate the impact, if any, on the Company's financial position or results of operations if any of its vendors should fail due to their noncompliance with Year 2000 requirements. Based upon the results of this survey, the Company is not aware of any significant vendor issue that would materially impact the Company's results of operations or financial position.

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

Results of Operations

Net sales for the second quarter of fiscal 2000 increased 14% as compared to the second quarter of fiscal 1999. Net sales for the first six months of fiscal 2000 increased 20% as compared to the first six months of fiscal 1999. These increases are due to increases in sales of access control and keypad products, partially offset by decreases in sales of glassbreak detector and voice verification products.

The ratios of gross profit to sales for the three months ended February 29, 2000 and February 28, 1998 were 47% and 46%, respectively. The ratio of gross profit to sales for the six months ended February 29, 2000 and February 28, 1999 were 46% and 47%, respectively. The increase in gross profit percentage for the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999, is primarily the result of product mix, lower product costs and a reduction in warranty expense. The decrease in gross profit percentage for the first six months of 2000, as compared to the first six months of 1999, is primarily the result of product mix.

Research and development expenses were $306,727 and $579,471 for the second quarter and six months ended February 29, 2000, respectively, compared to $181,485 and $325,607 for the comparable periods of fiscal 1999. The increases in this discretionary expense are primarily due to the hiring of additional personnel and outside consultants. The Company anticipates that future research and development costs will be comparable to the amounts incurred during this most recent fiscal quarter.

As a percentage of net sales, selling, general and administrative expenses were 33% and 34% for the second quarter ended February 29, 2000, and the second quarter ended February 28, 1999, respectively, and were 33% and 36% for the six months ended February 29, 2000 and February 28, 1999, respectively. The decrease for the second

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

quarter and first six months ended February 29, 2000, as compared to the comparable periods of the preceding year, is primarily due to increased sales productivity.

The provision for income taxes for the second quarter of fiscal 2000 represents a charge for deferred taxes and current charges for foreign, federal alternative minimum taxes and state income tax expenses. The Company's effective income tax rate for the six months ended February 29, 2000 of 40% was less than the combined federal and state statutory income tax rates, primarily as a result of the utilization of available net operating loss carryforwards, partially offset by an increase in deferred taxes.

New Accounting Pronouncement

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," SFAS No. 133 will be effective in fiscal year 2001. The Company has not completed its evaluation of the impact of this standard on its consolidated financial statements.

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

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1997, 1998 and 1999, and the six months ended February 29, 2000, the Company had net income of approximately $70,000, $530,000, $555,000 and $85,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Offshore Production. The Company presently maintains certain manufacturing molds in Asia, purchases a significant amount of raw materials offshore, and also has some products manufactured offshore. There can be no assurance that the Asian, or worldwide, political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any disruption in the supply or significant increase in price of any such components could have a material adverse effect on the Company's operating results in any given period.

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

Foreign Sales. During the year ended August 31, 1999, the Company's foreign sales represented approximately 10% of net sales. There could be a reduction in the Company's foreign sales in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

During this past year, the Company surveyed its largest vendors to determine their state of readiness regarding this issue and to estimate the impact, if any, on the Company's financial position or results of operations if any of its vendors should fail due to their noncompliance with Year 2000 requirements. Based upon the results of this survey, the Company is not aware of any significant vendor issue that would materially impact the Company's results of operations or financial position.

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

Volatility of Stock Price. The Company's stock price is subject to significant volatility. Revenues or earnings in any quarter which fail to meet the investment community's expectations, announcements of new products by the Company or its competitors and other events or factors could have an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

Part II.  Other Information:
----------------------------

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               On March 30, 2000, the Company held its Special Meeting in Lieu of the Annual Meeting of Shareholders. At the meeting, shareholders elected the following Board of Directors serving for a staggered three-year term:

                Heath Paley       Class 1 Director - Term expires in 2001
                Diane Balcom      Class 2 Director - Term expires in 2002
                Kenneth Moyes     Class 2 Director - Term expires in 2002
                John Waldstein    Class 3 Director - Term expires in 2003

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                (a)  Exhibits:

                     None

                (b) There were no reports on Form 8-K filed for the three months ended February 29, 2000.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 4/11/00                        /s/ John Waldstein
      -------                        -------------------------------------------
                                     John Waldstein, President,
                                     Treasurer & Chief Financial and Accounting
                                     Officer and duly authorized to sign.