Form 10QSB
period 2000-05-31
INTERNATIONAL ELECTRONICS INC
filed 2000-07-13
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended        May 31, 2000
                  --------------------------------------------------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES   X     NO_____
                      -----

           1,524,968 common shares were outstanding at July 6, 2000.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                                     Index
                                     -----

Part I.    Financial Information:                                                    Page No.
                                                                                     --------

           Item 1:  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets, May 31, 2000
           and August 31, 1999                                                            2

           Condensed Consolidated Statements of Income, three and nine
           months ended May 31, 2000 and 1999                                             3

           Condensed Consolidated Statement of Shareholders' Equity,
           nine months ended May 31, 2000                                                 4

           Condensed Consolidated Statements of Cash Flows, nine
           months ended May 31, 2000 and 1999                                             5

           Notes to Condensed Consolidated Financial Statements                         6-9

           Item 2:  Management's Discussion and Analysis of
                    ---------------------------------------
                    Financial Condition and Results of Operations                     10-15
                    ---------------------------------------------

Part II.   Other Information:

           Item 6:  Exhibits and Reports on Form 8-K                                     16
                    --------------------------------

           Signature                                                                     16
           ---------

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                              May 31, 2000   August 31, 1999
                                              -------------  ----------------
ASSETS
------
Current assets:
 Cash and equivalents                          $ 1,554,348       $ 1,327,032
 Accounts receivable, net                        1,289,117           724,332
 Inventories                                       937,718         1,033,097
 Deferred income taxes                             201,000           260,000
 Other current assets                              258,934           182,171
                                               -----------       -----------
 Total current assets                            4,241,117         3,526,632

Equipment, furniture and improvements, net         554,214           494,463

Other assets:
 Deferred income taxes                              69,000            69,000
 Goodwill and other intangibles, net                 3,945            63,108
 Other                                              11,950            11,950
                                               -----------       -----------
                                                    84,895           144,058
                                               -----------       -----------
                                               $ 4,880,226       $ 4,165,153
                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                              $   783,087       $   378,034
 Accrued expenses                                1,003,890         1,040,705
 Income taxes                                       86,436            62,000
 Current portion of long-term obligations          183,796           107,458
                                               -----------       -----------
 Total current liabilities                       2,057,209         1,588,197

Long-term obligations                              227,231           117,668
Commitments

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,559,968 and 1,533,301
   shares, respectively                             15,600            15,333
 Capital in excess of par value                  4,838,113         4,806,955
 Accumulated deficit                            (2,219,283)       (2,324,356)
 Less treasury stock, at cost:
   35,000 shares                                   (38,644)          (38,644)
                                               -----------       -----------
   Total shareholders' equity                    2,595,786         2,459,288
                                               -----------       -----------
                                               $ 4,880,226       $ 4,165,153
                                               ===========       ===========

See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                       Three months ended            Nine months ended
                                  ----------------------------  ----------------------------
                                  May 31, 2000   May 31, 1999   May 31, 2000   May 31, 1999
                                  -------------  -------------  -------------  -------------
Net sales                           $2,934,495     $2,416,590     $8,385,146     $6,950,862

Cost of sales                        1,641,666      1,298,016      4,577,404      3,697,865
                                    ----------     ----------     ----------     ----------

Gross profit                         1,292,829      1,118,574      3,807,742      3,252,997

Research and development costs         328,303        176,491        907,774        502,098

Selling, general and
administrative expenses                924,198        870,071      2,743,033      2,481,161
                                    ----------     ----------     ----------     ----------

Income from operations                  40,328         72,012        156,935        269,738

Interest expense                        (8,549)        (3,973)       (19,233)       (11,354)

Other income                            28,412         16,979         63,371         46,438
                                    ----------     ----------     ----------     ----------

Income before taxes                     60,191         85,018        201,073        304,822

Provision for income taxes:
   Current                              10,000         19,800         37,000         63,800
   Deferred                             30,000              -         59,000              -
                                    ----------     ----------     ----------     ----------
                                        40,000         19,800         96,000         63,800
                                    ----------     ----------     ----------     ----------

Net income                          $   20,191     $   65,218     $  105,073     $  241,022
                                    ==========     ==========     ==========     ==========

Net income per share:
   Basic                            $      .01     $      .04     $      .07     $      .16
   Diluted                                 .01            .04            .06            .15
                                    ==========     ==========     ==========     ==========

Shares used in computing
net income per share:
   Basic                             1,524,968      1,493,301      1,524,019      1,493,301
   Diluted                           1,703,837      1,569,074      1,689,982      1,570,300
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

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            --------------------------------------------------------
                                  (unaudited)

                        Common Stock        Capital in                    Treasury Stock
                      ----------------      excess of     Accumulated     --------------
                      Shares    Amount      par value       Deficit      Shares      Cost      Total
                      ------    ------      ---------       -------      ------      ----      -----
Balances,
September 1, 1999    1,533,301  $15,333     $4,806,955    ($2,324,356)   35,000    ($38,644)  $2,459,288

Issuance of
stock options                -        -          7,075              -         -           -        7,075

Exercise of
stock warrants
and options             26,667      267         24,083              -         -           -       24,350

Net income                   -        -              -        105,073         -           -      105,073
                     ---------  -------     ----------    -----------    ------    --------   ----------
Balances,
May 31, 2000         1,559,968  $15,600     $4,838,113    ($2,219,283)   35,000    ($38,644)  $2,595,786
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

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                        Nine months ended
                                                   ----------------------------
                                                   May 31, 2000   May 31, 1999
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  105,073     $  241,022
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization                        267,734        211,703
   Stock options issued for professional
     services                                             7,075         10,670
   Deferred income taxes                                 59,000              -
   Changes in operating assets and liabilities:
      Accounts receivable                              (564,785)       105,142
      Inventories                                        95,379       (284,354)
      Other current assets                              (76,763)       (46,480)
      Income taxes                                       24,436         19,836
      Accounts payable and accrued
        expenses                                        368,238        346,073
                                                     ----------     ----------
      Net cash provided by
        operating activities                            285,387        603,612

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchase of equipment,
     furniture and improvements                        (268,322)      (229,670)
                                                     ----------     ----------
   Net cash used in investing
     activities and other                              (268,322)      (229,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Addition to notes payable and
     debt obligations                                   280,727         77,342
   Issuance of common stock                              24,350              -
   Reduction of notes payable and debt
     obligations                                        (94,826)       (54,136)
                                                     ----------     ----------
   Net cash provided by financing activities            210,251         23,206

CASH AND EQUIVALENTS:
   Net increase during period                           227,316        397,148
   Balances, beginning of period                      1,327,032        895,876
                                                     ----------     ----------
   Balances, end of period                           $1,554,348     $1,293,024
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

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)

A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2000 and the results of operations for the three and nine months then ended.

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

     The following table sets forth the computation of basic and diluted net income per share:

                                           Three months ended                  Nine months ended
                                      -----------------------------     ------------------------------
                                      May 31, 2000     May 31, 1999     May 31, 2000      May 31, 1999
                                      ------------     ------------     ------------      ------------

Net income                             $   20,191       $   65,218        $  105,073        $  241,022
                                       ==========       ==========        ==========        ==========
Shares used in computation:
  Weighted average
  shares outstanding for
  basic income per share                1,524,968        1,493,301         1,524,019         1,493,301

   Effect of dilutive option
     and warrant shares                   178,869           75,773           165,963            76,999
                                       ----------       ----------        ----------        ----------

   Total shares for diluted income
     per share                          1,703,837        1,569,074         1,689,982         1,570,300
                                       ==========       ==========        ==========        ==========

Net income per share:
  Basic                                $      .01       $      .04        $      .07        $      .16
  Diluted                                     .01              .04               .06               .15
                                       ==========       ==========        ==========        ==========

The calculations for diluted net income per share did not include an aggregate out of the money options and warrants of 26,371 and 140,104 for the three months ended May 31, 2000 and 1999, respectively.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

F.   Long-term Obligations:
     ----------------------

     Long-term obligations are summarized as follows:

                                                      May 31, 2000   Aug. 31, 1999
                                                      ------------   -------------
     7-18% capitalized lease obligations,
     due through June 2001 (Note H)                     $   8,438      $  17,188

     Equipment lines of credit, 7.75%-9.50% (Note G)      393,405        194,562

     8% equipment loan, collateralized
     by equipment, final payment due
     November 2001                                          9,184         13,376
                                                        ---------      ---------
                                                          411,027        225,126

     Less current portion                                (183,796)      (107,458)
                                                        ---------      ---------
                                                        $ 227,231      $ 117,668
                                                        =========      =========

     The aggregate principal payments on long-term obligations, excluding capital leases are $175,956 (2001), $142,732 (2002) and $83,901 (2003).

G.   Bank Arrangements:
     -----------------

     As of May 31, 2000, the Company has available a bank demand line of credit which provides for borrowings up to $1,000,000 and an equipment line of credit for $390,000. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, requiring a minimum debt to tangible net worth ratio and requiring net income. As of May 31, 2000, no borrowings have been made under the demand line of credit, and the Company has an aggregate of $393,405 outstanding under the equipment line of credit referred to above as well as another fully utilized equipment line of credit, payable in monthly installments over periods extending up to thirty-six months through May 2003.

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

     Future minimum capital lease payments under non-cancelable lease terms in excess of one year at May 31, 2000 are as follows:

            2001                               $ 8,362
            2002                                   604
                                               -------
         Total minimum lease payments            8,966
         Less interest                            (528)
                                               -------
         Net minimum lease payments              8,438
         Less current portion                   (7,840)
                                               -------
         Long-term portion                     $   598
                                               =======

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources

As of May 31, 2000, the Company had working capital of $2,183,908 compared to $1,938,435 at August 31, 1999. The ratio of current assets to current liabilities was 2.1 at May 31, 2000 and 2.2 at August 31, 1999. The debt to equity ratio was .9 at May 31, 2000 and .7 at August 31, 1999. The increase in working capital is primarily the result of the Company's operating cash flow for the nine months ending May 31, 2000. The decrease in current ratio and increase in debt to equity ratio is primarily the result of an increase in accounts payable and additional borrowings under the Company's equipment line of credit.

Net capital expenditures were $268,322 and $229,670 for the nine months ended May 31, 2000 and 1999, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

Results of Operations

Net sales for the third quarter and the first nine months of fiscal 2000 increased 21% as compared to the comparable periods of fiscal 1999. These increases are due to increases in sales of access control, OEM, and keypad products, partially offset by decreases in sales of glassbreak detector products.

The ratios of gross profit to sales were 44% and 45% for the third quarter and nine months ended May 31, 2000, respectively, compared to 46% and 47% for the comparable periods of fiscal 1999. The decrease in gross profit percentage for the third quarter and the first nine months of fiscal 2000, as compared to the third quarter and the first nine months of fiscal 1999, is primarily the result of product mix and increased product costs, partially offset by a reduction in warranty expense.

Research and development expenses were $328,303 and $907,774 for the third quarter and nine months ended May 31, 2000, respectively, compared to $176,491 and $502,098 for the comparable periods of fiscal 1999. The increases in this discretionary expense are primarily due to the hiring of additional personnel and outside consultants. The Company anticipates that future research and development costs will be comparable to the amounts incurred during this most recent fiscal quarter.

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

As a percentage of net sales, selling, general and administrative expenses were 31% and 36% for the third quarter ended May 31, 2000, and the third quarter ended May 31, 1999, respectively, and were 33% and 36% for the nine months ended May 31, 2000 and 1999, respectively. The decrease for the third quarter and first nine months ended May 31, 2000, as compared to the comparable periods of the preceding year, is primarily due to increased sales productivity.

The provision for income taxes for the third quarter of fiscal 2000 represents a charge for deferred taxes and current charges for foreign, federal alternative minimum taxes and state income tax expenses. The Company's effective income tax rate for the nine months ended May 31, 2000 of 66% was more than the combined federal and state statutory income tax rates, primarily as a result of an increase in deferred taxes, offset in part by the utilization of available net operating loss carryforwards.

New Accounting Pronouncements

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

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This bulletin established guidelines for revenue recognition. SAB 101 will be effective in fiscal year 2001. The Company has not completed its evaluation of the impact of this bulletin on its consolidated financial statements.

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

The Company has identified certain risks and uncertainties as factors, which may impact on its operating results that are detailed below. All of these factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 1997, 1998 and 1999, and the nine months ended May 31, 2000, the Company had net income of approximately $70,000, $530,000, $555,000 and $105,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Failure to Complete New Products. The Company is engaged in an industry, which, as a result of extensive research and development, introduces new products on a regular basis. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of the Company's products. The Company is in the process of working on a number of new development projects. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure or delay in these goals could have a material adverse effect on the Company.

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

Dependence on Single Source of Supply. The Company is dependent upon sole source suppliers for a number of key components and parts used in the Company's products. There can be no assurance that these suppliers will be able to meet the Company's future requirement for such components or that the components will be available to the Company at favorable prices. Any extended interruption in the supply or significant increase in price of any such components could have a material adverse effect on the Company's operating results in any given period.

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

The Company has addressed the Year 2000 problem regarding its internal systems which include the manufacturing and inventory control system, internal reporting and the Company's existing manufacturing equipment. The Company relies on commercially distributed software and has installed and tested upgrades to these systems to comply with any Year 2000 requirements. Based on its review of these systems and the fact that the Company has experienced no problems with its internal systems relating to the Year 2000 issues, the Company does not believe there will be any Year 2000 issues related to its manufacturing systems or equipment, or other non-information technology systems which would have a material impact on the Company's results of operations.

During this past year, the Company surveyed its largest vendors to determine their state of readiness regarding this issue and to estimate the impact, if any, on the Company's financial position or results of operations if any of its vendors should fail due to their noncompliance with Year 2000 requirements. Based upon the results of this survey and the fact that the Company has experienced no problems with its vendors relating to the Year 2000 issues, the Company is not aware of any significant vendor Year 2000 issue that would materially impact the Company's results of operations or financial position.

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

The Company believes that the greatest potential risk is the failure of its external business partners to achieve Year 2000 compliance in a timely manner. Any Year 2000 compliance problem of either the Company or its users, customers, vendors or advertisers could have a material, adverse effect on the Company's business, results of operations and financial condition. In addition, the Company could be affected by the failure of any global infrastructure including national banking systems, communications and governmental activities. To date, the Company has experienced no problems with its external business partners relating to the Year 2000 issues.

Limited Market for Common Stock. There is a limited market for the Company's common stock and there can be no assurance that even this limited market will be sustained. Holders of the Company's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Maintain Listing on NASDAQ. In February 1998, the National Association of Securities Dealers adopted new more stringent standards for a company to maintain its stock listing on NASDAQ. The Company believes that it is in compliance with all NASDAQ SmallCap listing requirements. However, there can be no assurance that the Company will continue to meet the NASDAQ standards to maintain its listing on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have difficulty selling their shares.

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

Part II.  Other Information:
----------------------------

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                 (a)   Exhibits:

                       None

                 (b) There were no reports on Form 8-K filed for the three months ended May 31, 2000.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 7/13/00                       /s/ John Waldstein
      -------                       ------------------------------------------
                                    John Waldstein, President,
                                    Treasurer & Chief Financial and Accounting
                                    Officer and duly authorized to sign.