Form 10KSB
period 2000-08-31
INTERNATIONAL ELECTRONICS INC
filed 2000-11-29
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For fiscal year ended August 31, 2000
                       Commission File Number: 2-91218-B

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No___
                                         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     State issuer's revenues for its most recent fiscal year:  $11,452,278

     As of November 6, 2000, 1,358,841 shares of the registrant's voting stock was held by non-affiliates of the registrant. In arriving at this number, registrant has considered officers and directors to be affiliates. Based on a price of $2.44 per share, (the average of the closing bid and asked price on November 6, 2000) the aggregate market value of the non-affiliate shares so held was approximately $3,300,000.

     As of November 6, 2000, 1,535,813 shares of the registrant's common stock were outstanding.

     Documents incorporated by reference:  None

                                    PART I

Item 1.                            Business

     International Electronics, Inc. (the "Company") was formed in 1977 as a Massachusetts corporation. The Company designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard(TM) and Secured Series(TM). The Company also manufactures and markets electronic glassbreak detectors sold under the trade names Tri-Gard(TM) and Viper. The Company's subsidiary, Ecco Industries, Inc. ("Ecco"), owns voice verification technology.

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

     The command and control software can be used to add programmability by user and time, and controls up to four separate outputs. This software allows for up to 120 different users, each with his/her own unique code and can be used to control machinery, lights, closed circuit TV or doors.

     The access control version of the Door-Gard(TM) software includes features, which apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring. The Company also sells a version of its Door-Gard(TM) under the trade name prox.pad(TM). The prox.pad(TM) incorporates the use of both keypad and proximity technology. This product has been jointly developed by the Company and HID Corporation. HID Corporation recently announced an agreement with ASSA ABLOY AB, of Sweden, which, if completed, will result in the acquisition of HID Corporation, subject to regulatory approval.

     The Company also has a Secured Series(TM) access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Features in the Secured Series product line include:
500 users, transaction buffer for up to 500 events, hard copy printing via hand held infrared printer, 8 time zones and the ability to tie up to 8 doors together.

     Approximate prices paid by installing dealers for the digital keypads are $50 to $300 and for the Secured Series product line $150 to $400.

     The Company also markets a line of industrial access control products sold under the trade name PowerKey(TM).

Glassbreak Detector Products

     A detector is the component in an alarm system that is activated by an intrusion or entry into protected premises. When activated, it sends a signal to a central control panel, the portion of the system that triggers the alarm. The Company's glassbreak products serve only the detection function, but are compatible with systems made and sold by most major manufacturers of central control panels, and can be incorporated into both hard wired and certain wireless systems. These products are used in a system in conjunction with other forms of detectors such as those which detect the opening of a door or window.

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

  Viper Vibration Detector

     A vibration sensor is used to detect vibrations of a set magnitude in certain materials such as glass, wood, plastic, concrete, or metal. The Viper has a custom integrated circuit that does internal signal processing so that it can be adjusted for different materials and shock values. The cost of these units to the installing dealers is approximately $25 to $35 per unit.

     Prior to November 1992 the Company had an agreement with Weyrad Electronics, Ltd. ("Weyrad") of Weymouth, England to act as a distributor for their Viper vibration detector in North, South and Central America. In 1999 the Viper product line was sold to Chloride Safety Systems Limited ("Chloride"). In May 2000 the Company signed a Mutual Distribution Agreement whereby the Company would resell certain Chloride products in the United States and Chloride would resell certain of the Company's products in Europe.

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

     During fiscal 1994, Ecco signed a contract for its voice verification technology with BI, Inc. ("BI") of Boulder, Colorado for use in conjunction with substance abuse in the home incarceration market. The agreement provided for a one-time license fee, ongoing royalty payments and an order for the manufacture of voice verification boards. In September 1996, BI informed the Company that effective January 1997, BI would no longer make royalty payments to the Company, but would continue to utilize the Company to manufacture its voice verification boards. In October 1998, BI informed the Company that it was working to develop its own voice verification technology. BI has not purchased voice verification products from the Company since February 1999.

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

     The Company sells its products primarily to installers and distributors of alarm security equipment. The Company's customers include: ADI, Clark Security Products, and Security

Lock. The Company's largest customer accounted for approximately 36% of net sales for the fiscal year ended August 31, 2000.

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

     The Company provides sales support through national advertising, periodic mailings and by participation at national and regional industry trade shows. The Company presently attends several national trade shows per year, and complements these shows by displaying its products at regional alarm association shows In fiscal 1997, the Company established a wholly owned subsidiary, International Electronics Europe Limited, located in the United Kingdom to market and sell the Company's products. The office was closed as of August 31, 1999, and the Company currently has no employees at its European subsidiary. The Company generally sells into overseas markets through distribution in certain countries. The Company also participates with some of its distributors in cooperative advertising programs.

Overseas Components and Production

     The Company is currently having some of its finished products manufactured in Asia. The Company sources a significant amount of components and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor, and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product.

Product Sources of Revenue

     The Company's various products have provided revenues during the last three fiscal years as follows:

                                          Voice
            Access Control   Glassbreak   Verification
            and Keypad       Detectors    & Other             Total
            ----------       ---------    --------            -----
1998       $ 8,066,417      $1,272,313   $312,873       $ 9,651,603
1999         8,464,419         898,157     62,993         9,425,569
2000        10,716,817         735,461          0        11,452,278

Domestic and Foreign Sales

     The percentages of domestic and foreign sales for the Company's products for the last three fiscal years are as follows:

                          Domestic    Foreign
                         ---------    --------

               1998          88%         12%
               1999          90          10
               2000          92           8

Manufacturing and Raw Materials

     The Company performs in-house manufacturing for its Access Control, Keypad, Tri-Gard(TM) and VoiceKey(TM) product lines.

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

Backlog

     The Company's backlog of firm scheduled orders as of August 31, 2000, was approximately $315,000. Its backlog as of August 31, 1999 was approximately $293,000. The increase in 2000 from 1999 is primarily due to an increase in access control and keypad orders. The Company believes that the backlog will be shipped during fiscal 2001.

Competition

     Other companies in the security and related industries offer products in competition with those of the Company. Many of the companies with which the Company competes are substantially larger, have greater resources, and market a larger line of products. Although the Company has obtained some patent and copyright protection for certain of its products and software, management believes that competitors are able to market certain products similar to those sold by the Company.

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

     There are many manufacturers of access control equipment including Westinghouse, Casi Rusco Electronics Systems, Inc., Northern Computers, Inc., Cardkey, Inc., Software House, Inc., Continental Instruments, Inc., American Magnetics Corporation, Keri Systems, Kantech, Radionics, Ademco and Corby, Inc. Competition for the industrial forklift access control product line includes I.D. Systems, Inc.

     There are numerous manufacturers of keypads selling in the United States market including the following competitors: Corby, Inc., Visonic Ltd., USP, Inc., Crow Electronics Engineering, Inc., Aleph, Inc., Securitron Magnalock Corp., Locknetics Security Engineering, Security Door Controls, Alarm Lock, Inc., Ilco Unican Engineering, Inc., Essex Electronics, Inc., and Sentrol, Inc.

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

     The Company also faces competition in the positive identification access control market from other biometric systems. Some of these other biometric systems, and some of the companies that produce them include: fingerprint, (BII, Inc., Identix, Inc., American Biometric Company, Keytronics, Sony, Ultra-Scan, NRI, and Thompson-CFS), hand geometry (Recognition Systems), palm print, optical systems (Eye Dentify Systems), signature (Pen Op, Communication Intelligence and AEA) and facial recognition (Visionics and Viisage).

Working Capital

     During fiscal 2000, the Company depended on its existing cash balances to provide working capital. As of August 31, 2000, the Company had a demand bank line of credit available for borrowings of up to $1,000,000 which could be used for working capital purposes and an additional line of credit for $390,000 for equipment purchases, expiring February 28, 2001. The Company expects its working capital requirements for fiscal 2001 to be provided from its cash reserves and its line of credit plus anticipated cash from operations. As of August 31, 2000, there were no borrowings outstanding under the demand line of credit and approximately $347,000 in borrowings outstanding as equipment debt. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations".

Research and Development

     The Company presently employs nine people in research and development. The Company also utilizes certain consultants and subcontractors on an as-needed basis with the Company's employees supervising such work. Research and development expenditures were approximately $1,202,000, $731,000 and $537,000 during fiscal 2000, 1999 and 1998, respectively.

Employees

     As of November 1, 2000, the Company had 68 employees, of which 64 were full-time employees. Of these 68 employees, 15 were engaged in sales and marketing, 9 were involved in product development, 29 in manufacturing, 6 in customer service and 9 employees were providing management and administrative services.

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

Item 2.                           Properties

     The Company's administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and currently consist of approximately 20,740 square feet of space. The Company occupies this facility under a lease expiring April 30, 2002, at monthly rents ranging from approximately $11,250 up to $12,100 plus utilities, maintenance and certain real estate taxes. The property used by the Company is in good condition.

Item 3.                        Legal Proceedings

                                      None

Item 4.                 Submission of Matters to a Vote
                              of Security Holders

     The Company held a special meeting in lieu of an annual meeting of stockholders on March 30, 2000. The following directors were elected and the votes for, against or abstained are indicated next to their name.

                       873,089      shares for John Waldstein
                         6,387      shares against John Waldstein
                             0      shares abstain John Waldstein

                       872,455      shares for Heath Paley
                         7,021      shares against Heath Paley
                             0      shares abstain Heath Paley

                       873,189      shares for Diane Balcom
                         6,287      shares against Diane Balcom
                             0      shares abstain Diane Balcom

                       873,189      shares for Kenneth Moyes
                         6,287      shares against Kenneth Moyes
                             0      shares abstain Kenneth Moyes

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

     In February 1998, the NASD changed its standards for a company's stock to maintain its listing on NASDAQ. The revised standards include maintaining a minimum bid price of $1.00 per share and net tangible assets of $2,000,000 or alternatively net income of $500,000 for the last fiscal year or in two of the three most recently completed fiscal years. In fiscal 2000 the Company met the $2,000,000 net tangible asset standard.

     There can be no assurance that the Company will continue to meet the NASDAQ standards to maintain its listing on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have additional difficulty selling their shares at a favorable price, or at all.

     The prices set forth below are based on information provided to the Company by NASDAQ. These sales prices reflect interdealer prices, without retail mark-ups, markdowns or commissions.

                                                   Sales Prices
                                                   ------------
                                                 High          Low
                                                 ----          ---
     Fiscal Year 1999:
          First Quarter                         $2.63         $1.00
          Second Quarter                         2.00          1.19
          Third Quarter                          2.25          1.19
          Fourth Quarter                         2.00          1.50

     Fiscal Year 2000:
          First Quarter                          3.13          1.63
          Second Quarter                         3.72          1.75
          Third Quarter                          3.25          2.00
          Fourth Quarter                         3.00          2.00

     As of November 6, 2000 there were approximately 450 shareholders of record of the Company's common stock. The Company believes that a substantial number of shares of the Company's common stock are held by nominees and estimates that there are approximately 1,700 beneficial owners of the Company's shares. The Company has never paid dividends to its shareholders. The Company's credit agreements contain certain restrictive covenants including restricting the payment of dividends.

Item 6.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of August 31, 2000, the Company had $2,456,956 in working capital as compared to $1,938,435 at August 31, 1999. The ratio of current assets to current liabilities as of August 31, 2000 was 2.4, as compared to 2.2 in 1999 and 2.1 in 1998. The debt to equity ratio was .7 at August 31, 2000, 1999 and 1998. The increases in working capital and current ratio in 2000 from 1999 are primarily the result of the Company's operating income and the deferred income tax asset for fiscal 2000. The increase in current ratio in 1999 from 1998 is the result of the Company's operating income and the deferred income tax asset for fiscal 1999.

     Net capital expenditures were $291,221, $346,679 and $214,156 in fiscal years ending August 31, 2000, 1999 and 1998, respectively. The Company anticipates having up to $420,000 in total capital expenditures for the purchase of equipment, regulatory testing and tooling costs during fiscal 2001.

     As of August 31, 2000, the Company has available a demand line of credit of up to $1,000,000 and a $390,000 equipment line of credit, expiring
February 28, 2001. See Notes 5 and 6 to the Consolidated Financial Statements. As of August 31, 2000, the Company had no outstanding borrowings under the demand line of credit and had approximately $347,000 in borrowings outstanding as equipment debt.

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

Year 2000 Compliance

     There were issues associated with the programming code in existing computer systems as the year 2000 approached. Systems that failed to recognize the rollover of the two-digit year value to 00 could generate erroneous data or cause the system to fail. The Company considers its products to be year 2000 compliant. The Company's products do not perform any date calculations, nor do they have any report generating software that would present a problem with the year 2000. To date, the results of the Company's year 2000 readiness plan indicate that the assessment, improvement and testing programs implemented provided a smooth transition to the year 2000. The Company has not experienced any significant year 2000 disruptions with any of its products, its internal information systems, or its vendors and customers. Based on this experience to date, the Company does not anticipate incurring any material expenses or experiencing any material operational disruptions related to the year 2000 transition. The Company will continue to monitor its computer applications and those of its customers and vendors throughout the year 2000 to ensure that any latent year 2000 issues that may arise are addressed promptly.

Results of Operations

Fiscal years ended August 31, 2000, 1999 and 1998

     Net sales in 2000 increased 22% from 1999 while 1999 sales decreased 2% from 1998. The increase in sales for 2000 is due to an increase in access control, keypad, and OEM sales, partially offset by decreases in glassbreak and vertical market product lines. The decrease in sales for 1999 is due to a decline in foreign and glassbreak sales, partially offset by an increase in access control and keypad sales.

     The ratios of gross profit to sales were 45% in 2000 and 47% in both 1999 and 1998. The decrease in gross profit in 2000 from 1999 and 1998 is due to product mix and additional manufacturing costs.

     Research and development expenses were $1,201,859 in 2000, as compared to $731,302 in 1999 and $537,426 in 1998. The increase in costs in 2000 from 1999, as well as the increase from 1999 to 1998, is primarily due to an increase in personnel and related expenses and an increase in the use of consultants.

     As a percentage of net sales, selling, general and administrative expenses were 33% in 2000, 36% in 1999, and 35% in 1998. The decrease in expenses as a percentage of net sales in 2000 is primarily due to decreases in bad debt, sales samples, amortization expense, and the closing of the Company's
European sales office, partially offset by increased depreciation expense and renovation costs, combined with improved sales efficiencies. The increase in expenses as a percentage of net sales in 1999 from 1998 is primarily due to an increase in compensation, advertising, and promotion expense.

     Other income increased approximately $44,000 in 2000 from 1999, due to an increase in interest income. Other income in 1999 was comparable to 1998.

     The 2000 current provision for income taxes represents state income tax expense. The deferred tax benefit of $95,000 for the fiscal year ended August 31, 2000 primarily reflects the reversal of previously established valuation allowances. These allowances were adjusted to reflect a change in the amount of deferred income taxes estimated to be realizable by the Company. The Company's effective income tax rate is (29%) for 2000, (89)% for 1999, and 19% for 1998. The Company's effective tax rate in 2000 and 1999 differs from the federal statutory rate because of the deferred tax asset recorded during the fiscal years and utilization of federal net operating loss carryforwards. Differences between the effective tax rate and the federal statutory rate for fiscal 1998 is primarily the result of permanent differences offset in part by the utilization of net operating loss carryforwards.

Impact of Inflation and Changing Prices

     The Company does not believe that inflation or changing prices have had a significant impact on its operations.

New Accounting Pronouncement

     During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. The Company believes the implementation of this statement will not have a material effect on its consolidated financial statements.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This bulletin established guidelines for revenue recognition. SAB 101 will be effective in fiscal year 2001. The Company believes the implementation of this bulletin will not have a material effect on its consolidated financial statements.

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

     The Company has identified certain risks and uncertainties as factors, which may impact on its operating results which are detailed below. All of these factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

     Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2000, 1999 and 1998 the Company had net income of approximately $355,000, $555,000 and $530,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

     Fluctuations in Sales and Operating Results. The annual growth rates recently experienced by the Company are not necessarily indicative of future annual growth rates. Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on the Company's operating results in a quarter. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results, or such price pressure over an extended period could adversely affect the Company's long-term profitability.

     The Company establishes its expenditure levels for sales and marketing and other expenses based, in large part, on its expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of the Company's expenses vary with its sales in the short-term.

     Concentration of Customers. The Company has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 36% of the Company's total net sales for the fiscal year ended August 31, 2000. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer. In fiscal 1995, the Company lost a major domestic distributor who filed for bankruptcy with accounts receivable due the Company of approximately $80,000.

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

     Offshore Production. The Company is currently having some of its finished products manufactured in Asia. The Company presently maintains certain manufacturing molds in Asia and has a significant amount of components for some products manufactured in Asia. There can be no assurance that the Asian political or economic environment will remain sufficiently stable or that other factors will allow for reliable and consistent delivery of product.

     Dependence on Single Source of Supply. The Company is dependent upon sole source suppliers for a number of key components and parts used in the Company's products. There can be no assurance that these suppliers will be able to meet the Company's future requirements for such components or that the components will be available to the Company at favorable prices, or at all. Any extended interruption in the supply or significant increase in price of any such components could have a material adverse effect on the Company's operating results in any given period.

     Foreign Sales. During the year ended August 31, 2000, the Company's foreign sales represented approximately 8% of net sales. There may be a reduction in the Company's foreign sales from the 2000 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

     Year 2000 Compliance. There were issues associated with the programming code in existing computer systems as the year 2000 approached. Systems that failed to recognize the rollover of the two-digit year value to 00 could generate erroneous data or cause the system to fail. The Company considers its products to be year 2000 compliant. The Company's products do not perform any date calculations, nor do they have any report generating software that would present a problem with the year 2000. To date, the results of the Company's year 2000 readiness plan indicate that the assessment, improvement and testing programs implemented provided a smooth transition to the year 2000. The Company has not experienced any significant year 2000 disruptions with any of its products, its internal information systems, or its vendors and customers. Based on this experience to date, the Company does not anticipate incurring any material expenses or experiencing any material operational disruptions related to the year 2000 transition. The Company will continue to monitor its computer applications and those of its customers and vendors throughout the year 2000 to ensure that any latent year 2000 issues that may arise are addressed promptly.

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

Item 8.               Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure

                                Not Applicable

                                   PART III

Item 9.          Directors and Executive Officers of the Registrant

                             First Elected
Name                    Age  Director       Position
----                    ---  --------       --------

John Waldstein          47   1982           President, Chief Executive Officer,
                                            Treasurer and Chairman of the Board
James C. Brierley, Jr.  49      -           Vice President of Sales and
                                            Marketing
Christopher Hentschel   56      -           Vice President of Engineering
Heath Paley             52   1990           Director
Diane Balcom            58   1989           Director
Kenneth Moyes           44   1998           Director


     The term of office of each director expires as follows:


        John Waldstein    Third Annual Meeting following March 30, 2000 meeting
        Heath Paley       First Annual Meeting following March 30, 2000 meeting
        Diane Balcom      Second Annual Meeting following March 30, 2000 meeting
        Kenneth Moyes     Second Annual Meeting following March 30, 2000 meeting

     The Company anticipates that an annual meeting of shareholders will be held in April 2001.

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

     The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2000.

Item 10.                   Executive Compensation

     The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 2000, of the Company's President and Chief Executive Officer, and two other executive officers of the Company who received at least $100,000 of compensation during any of these years (the "Named Executive Officers"):

                          Summary Compensation Table


                                                                     Long-Term
                                                                   Compensation
                                   Annual Compensation(2)          ------------
                            -------------------------------------     Options          All Other
Name                         Year     Salary   Commission/Bonus(3)   (Shares)       Compensation(1)
----                         ----     ------   -------------------   --------       ---------------
John Waldstein                2000   $145,217        $50,000           12,500           $16,234
President,                    1999    141,014          7,000           29,500            16,233
Chief Executive Officer       1998    137,947         27,000           15,000            16,892

James Brierley, Jr.           2000    120,065          9,500            5,000                 -
Vice President of             1999     99,959         16,000                -                 -
Sales and Marketing           1998     89,250         25,100           10,000                 -

Christopher Hentschel         2000    105,196          6,000            5,000                 -
Vice President of             1999     96,972          8,000            3,333                 -
Engineering                   1998     86,317          7,500            7,000                 -

(1) Represents the cost of a split dollar whole life insurance policy with a face value of $1,005,000 as of August 31, 2000 and a long-term disability policy. The Company is a beneficiary of the life insurance policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase the life insurance policy upon termination of his employment for the then current cash surrender value.

(2)  Does not include perquisites, which do not exceed 10% of annual salary.

(3) Amount represents commissions and/or bonus earned during the applicable year.

     The Company's Board of Directors, commencing in fiscal 1993, established an annual bonus plan for officers and certain key employees. The available funds for the plan shall be up to five percent of income before taxes. The final amount and subsequent distribution to employees and officers shall be determined by the Company's Compensation Committee.

Options Granted During Fiscal 2000

     The following table sets forth certain information with respect to the grant of stock options in fiscal 2000 to any of the Named Executive Officers:


                                          Individual Grants                                  Potential Realizable
                             --------------------------------------------------------          Value of Assumed
                              Number of      Percent of                                        Annual Rates of
                               Shares       Total Options                                        Stock Price
                             Underlying      Granted To       Exercise                         Appreciation for
                               Options        Employees         Price      Expiration         Option Term (2)
Name                         Granted (1)       In Year        Per Share       Date             5%($)  10%($)
----                         -------           -------        ---------       ----             -----  ------
John Waldstein                12,500             26%            $1.77     Sept. 16, 2009    $13,914   $35,262
Christopher Hentschel          5,000             10%             2.54      Nov. 11, 2009      7,987    20,241
James Brierley, Jr.            5,000             10%             2.54      Nov. 11, 2009      7,987    20,241

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

Compensation on Involuntary Termination

     John Waldstein has an employment contract with the Company which provides for certain compensation to be paid to him if he is discharged by the Company without cause, as defined before the end of the term of his contract. Mr. Waldstein has a continuous three-year employment contract with a current minimum annual salary of approximately $147,000, subject to adjustment for inflation. The salary and bonus of Mr. Waldstein is subject to performance reviews and annual adjustment as determined by the Company's Compensation Committee.

     If the employment of John Waldstein is terminated by the Company without cause, including a change in status as a result of an acquisition, merger or sale of assets (an "Acquisition"), the Company is obligated to pay at such termination an amount equal to his total salary and benefits to the conclusion of the contract period. In the event of an Acquisition of the Company, Mr. Waldstein's base salary shall increase to an annual salary of $175,000, subject to future adjustments for inflation. As of November 1, 2000, John Waldstein's base salary to the conclusion of his contract period is approximately $441,000, plus future cost of living adjustments.

     After an Acquisition of the Company, provided Mr. Waldstein continues his employment for at least a six-month period, and he subsequently voluntarily resigns, he shall be paid severance of one year's compensation and benefits. For each additional six months that he works thereafter, he shall be paid severance of an additional six months compensation and benefits provided any such severance payments shall not exceed three years of compensation.

     The Company also has employment arrangements with certain key management (including Messrs. Brierley and Hentschel) that require salary and benefit continuation for one year in the event of a termination of such employment as a result of an Acquisition. As of August 31, 2000, the annual salaries of such management personnel represent an aggregate of $398,000.

Year End Option Table

The following table sets forth the number and value of unexercised options held as of August 31, 2000 by the Named Executive Officers:

                  Aggregated Option Exercises In Last Fiscal
                    Year and Fiscal Year End Option Values

                                                                                                 Value of Unexercised
                               Shares                         Number of Unexercised             In-the-Money Options at
                             Acquired on      Value       Options at End of Fiscal 2000          End of Fiscal 2000 (1)
Name                          Exercise     Realized (3)   Exercisable    Unexercisable       Exercisable     Unexercisable
----                          --------     ------------   -----------    -------------       -----------     -------------
John Waldstein (2)             11,667        $10,296         114,375         44,625            $138,990         $42,712
James Brierley, Jr.                 -              -          25,000          5,000              25,888           5,438
Christopher Hentschel               -              -          21,667          6,000              23,581           5,799

(1) Difference between the fair market value of the underlying common stock on November 6, 2000 and the exercise price.

(2) Includes warrants to purchase an aggregate of 35,000 shares of common stock. See Note 9 to the Consolidated Financial Statements.

(3) Difference between fair market value of the underlying common stock on the date of exercise and the exercise price, multiplied by the number of shares issued upon exercise.

Compensation of Directors

     Directors who are not officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 2000, directors' fees were paid in the amounts of $2,500 to Ms. Balcom, $3,500 to Mr. Moyes, and $4,000 to Mr. Paley. In March 2000, each of the Company's three non-employee directors received options under the Company's non-qualified stock option plan to purchase 2,000 shares of common stock at an exercise price of $2.81. These options are fully vested after one year, provided the Directors continue to provide service to the Company.

Item 11.                 Security Ownership of Certain
                       Beneficial Owners and Management

     Set forth below is information concerning ownership of the Company's common stock as of November 6, 2000, (i) by all persons known by the Company to own beneficially 5% or more of the outstanding common stock, (ii) each director and Named Executive Officer of the Company and (iii) by all directors and executive officers as a group.

                                                                         Percent of
                                                   Number of            Common Stock
Name                                               Shares(1)               Owned
----                                               ---------               -----
Executive Officers and Directors:

     John Waldstein                                 245,131/(2)/           14.8%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     James Brierley, Jr.                             33,826/(5)/            2.2%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Heath Paley                                     44,350/(3)/            2.8%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     Kenneth Moyes                                    23,680/(6)/           1.5%
     526 Boston Post Road
     Wayland, Massachusetts

     Diane Balcom                                     20,060/(4)/           1.3%
     1709 Boulevard of the Allies, Suite 100
     Pittsburgh, Pennsylvania

     Christopher Hentschel                            24,550/(7)/           1.6%
     c/o International Electronics, Inc.
     427 Turnpike Street
     Canton, Massachusetts

     All directors and executive officers
     as a group (6 persons)                          391,597/(8)/          22.4%

5% Shareholders:

     Warren Paley                                    217,267               14.1%
     3 Mill Street
     New Baltimore, New York

     Steven Tannenbaum                               126,927/(9)/           8.3%
     125 Country Club Road
     Newton, Massachusetts

(1) Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to the Company, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after November 6, 2000.

(2) Includes vested options and warrants to purchase an aggregate 121,125 shares of the Company's common stock granted at prices ranging from $.74-$2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein's wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3) Includes vested options to purchase an aggregate 27,333 shares of the Company's common stock granted at prices ranging from $.75 - $2.81 per share.

(4) Includes vested options and warrants to purchase an aggregate 11,000 shares of the Company's common stock granted to Diane Balcom and Balcom & Associates at prices ranging from $.72 - $2.81 per share.

(5) Includes vested options to purchase an aggregate 26,250 shares of the Company's common stock granted at prices ranging from $1.35-$2.54 per share.

(6) Includes 4,000 shares of common stock held in trust for the benefit of Mr. Moyes' minor children. Mr. Moyes serves as co-trustee of two such trusts. Includes vested options to purchase an aggregate 6,000 shares of the Company's common stock at prices ranging from $1.17 - $2.81 per share.

(7) Includes vested options to purchase an aggregate 22,917 shares of the Company's common stock at prices ranging from $.75 to $2.54 per share.

(8) Includes vested options and warrants to purchase an aggregate 214,625 shares of the Company's common stock granted at prices ranging from $.72 -$2.81 per share.

(9) With respect to 52,150 shares, Mr. Tannenbaum holds such shares jointly with his wife and has shared voting and investment power. With respect to 74,777 shares, Mr. Tannenbaum has sole voting and investment power.

                                    PART IV

Item 12.        Certain Relationships and Related Transactions

                                     None

Item 13.          Exhibits, Financial Statement Schedules and
                             Reports on Form 8-K.

     (a)1. The following Consolidated Financial Statements are included in Item
           7:

           Independent Auditors' Report

           Consolidated Balance Sheets as of August 31, 2000 and 1999

           Consolidated Statements of Income for the Years Ended August 31, 2000, 1999 and 1998

           Consolidated Statements of Shareholders' Equity for the Years Ended August 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows for the Years Ended August 31, 2000, 1999 and 1998

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

          (10)(e) Employment, Non-Disclosure and Non-Compete Agreement for John Waldstein dated June 20, 1994 and amendment dated December 8, 1994 is incorporated by reference to Exhibit 10(t) on Form 10-KSB for the year ended August 31, 1994.

          (10)(f) Employment, Non-Disclosure and Non-Compete Agreement for Robert Voosen dated January 15, 1995 is incorporated by reference to Exhibit 6.1 on Form 10-QSB for the quarter ended February 28, 1995.

          (10)(g) Lease, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

          (10)(h) Amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Realty Trust and the Registrant dated April 1, 1998 is incorporated by reference to Exhibit 10(k) on Form 10-KSB for the year ended August 31, 1998.

          (10)(i) Second amendment dated May 1, 1998 to the Employment, Non-Disclosure and Non-Compete Agreement originally dated June 20, 1994 for John Waldstein is incorporated by reference to
                    Exhibit 10(l) on Form 10-KSB for the year ended August 31, 1998.

          (10)(j) Third amendment dated July 15, 1999 to the Employment, Non-Disclosure and Non-Compete agreement originally dated June 20, 1994 for John Waldstein is incorporated by reference to
                    Exhibit 10(l) on Form-KSB for the year ended August 31, 1999.

          (10)(k) Second amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Realty Trust and the Registrant dated January 28, 1999 is incorporated by reference to 10(m) on Form 10-KSB for the year ended August 31, 1999.

          (10)(l) Third amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Realty Trust and the Registrant dated September 27, 1999 is incorporated by reference to 10(n) on Form-10-KSB for the year ended August 31, 1999.

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

                                        INTERNATIONAL ELECTRONICS, INC.

Date:  November 29, 2000                By: /s/ John Waldstein
                                        -----------------------------------------------------
                                        John Waldstein, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                                 Date
---------                                       -----                                 ----
      /s/ John Waldstein                  President and Chief                    November 29, 2000
--------------------------------          Executive Officer,
          John Waldstein                  Treasurer and Chief
                                          Financial and Accounting
                                          Officer, and Chairman of
                                          the Board


      /s/ Heath Paley                     Director                               November 29, 2000
--------------------------------
          Heath Paley

      /s/ Kenneth Moyes                   Director                               November 29, 2000
--------------------------------
          Kenneth Moyes

      /s/ Diane Balcom                    Director                               November 29, 2000
--------------------------------
          Diane Balcom

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES


TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page
INDEPENDENT AUDITORS' REPORT                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31,
 2000, 1999 AND 1998:

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

 Consolidated Statements of Cash Flows                                     F-6

 Notes to Consolidated Financial Statements                             F-7-17

FINANCIAL STATEMENT SCHEDULE FURNISHED PURSUANT TO THE
 REQUIREMENTS OF FORM 10-KSB:

 Schedule II - Valuation and Qualifying Accounts                          F-19

All other schedules are omitted because they are inapplicable, or not required under the instructions.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of
 International Electronics, Inc.
Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiaries (the "Company") as of August 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2000. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP

November 10, 2000
Boston, Massachusetts

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                             2000          1999
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 1,642,359   $ 1,327,032
  Accounts receivable, net of allowances for
    doubtful accounts and returns of $171,000
    and $201,000 in 2000 and 1999, respectively                  1,135,128       724,332
  Inventories                                                      831,993     1,033,097
  Deferred income taxes                                            348,000       260,000
  Other current assets                                             250,097       182,171
                                                               -----------   -----------

           Total current assets                                  4,207,577     3,526,632
                                                               -----------   -----------

EQUIPMENT AND FURNITURE, net of
  accumulated depreciation and amortization                        505,101       494,463
                                                               -----------   -----------
OTHER ASSETS:
  Deferred income taxes                                             76,000        69,000
  Goodwill and other intangibles, net of
    accumulated amortization of
    $1,178,000 in 1999                                                   -        63,108
  Other                                                             11,950        11,950
                                                               -----------   -----------

           Total other assets                                       87,950       144,058
                                                               -----------   -----------

                                                               $ 4,800,628   $ 4,165,153
                                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $   444,884   $   378,034
  Accrued expenses                                               1,118,401     1,040,705
  Income taxes payable                                              15,000        62,000
  Current portion of long-term obligations                         172,336       107,458
                                                               -----------   -----------

           Total current liabilities                             1,750,621     1,588,197
                                                               -----------   -----------

LONG-TERM OBLIGATIONS, less
   current portion                                                 188,543       117,668
                                                               -----------   -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value - authorized,
    5,984,375 shares; issued, 1,570,813 and
    1,533,301 shares in 2000 and 1999, respectively                 15,708        15,333
   Capital in excess of par value                                4,853,991     4,806,955
   Accumulated deficit                                          (1,969,591)   (2,324,356)
   Less treasury stock, at cost -  35,000 shares                   (38,644)      (38,644)
                                                               -----------   -----------

           Total shareholders' equity                            2,861,464     2,459,288
                                                                -----------   -----------

                                                               $ 4,800,628   $ 4,165,153
                                                               ===========   ===========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                  2000          1999          1998
NET SALES                                                     $ 11,452,278    $9,425,569    $9,651,603

COST OF SALES                                                    6,295,556     5,028,089     5,152,016
                                                              ------------    ----------    ----------

GROSS PROFIT                                                     5,156,722     4,397,480     4,499,587
                                                              ------------    ----------    ----------

OPERATING EXPENSES:
  Research and development costs                                 1,201,859       731,302       537,426
  Selling, general and administrative expenses                   3,732,147     3,394,207     3,332,544
                                                              ------------    ----------    ----------

         Total operating expenses                                4,934,006     4,125,509     3,869,970
                                                              ------------    ----------    ----------

INCOME FROM OPERATIONS                                             222,716       271,971       629,617

INTEREST EXPENSE                                                   (29,706)      (15,680)      (16,411)

OTHER INCOME                                                        81,755        37,379        37,923
                                                              ------------    ----------    ----------

PRE-TAX INCOME                                                     274,765       293,670       651,129
                                                              ------------    ----------    ----------

PROVISION (BENEFIT) FOR TAXES:
  Current                                                           15,000        67,200       121,000
  Deferred                                                         (95,000)     (329,000)            -
                                                              ------------    ----------    ----------

                                                                   (80,000)     (261,800)      121,000
                                                              ------------    ----------    ----------

NET INCOME                                                    $    354,765    $  555,470    $  530,129
                                                              ============    ==========    ==========

NET INCOME PER SHARE:
  Basic                                                       $       0.23    $     0.37    $     0.36
                                                              ============    ==========    ==========
  Diluted                                                     $       0.21    $     0.35    $     0.34
                                                              ============    ==========    ==========

SHARES USED IN COMPUTING NET INCOME
  PER SHARE:
    Basic                                                        1,524,964     1,493,479     1,493,301
                                                              ============    ==========    ==========
    Diluted                                                      1,688,549     1,574,279     1,577,203
                                                              ============    ==========    ==========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                          Capital In
                                                       Common Stock       Excess of     Accumulated     Treasury Stock
                                                   Shares      Amount     Par Value       Deficit       Shares    Cost      Total
BALANCE, SEPTEMBER 1, 1997                         1,528,301  $   15,283  $4,784,267    $(3,409,955)  35,000   $(38,644)  $1,350,951

  Issuance of stock warrants                               -           -      11,882              -        -          -       11,882

  Net income                                               -           -           -        530,129        -          -      530,129
                                                   ---------  ----------  ----------   ------------   ------  ---------  -----------

BALANCE, AUGUST 31, 1998                           1,528,301      15,283   4,796,149     (2,879,826)  35,000    (38,644)   1,892,962

  Issuance of stock warrants                               -           -       6,356              -        -          -        6,356

  Stock issued upon exercise of stock warrants         5,000          50       4,450              -        -          -        4,500

  Net income                                               -           -           -        555,470        -          -      555,470
                                                   ---------  ----------  ----------   ------------   ------  ---------  -----------

BALANCE, AUGUST 31, 1999                           1,533,301      15,333   4,806,955     (2,324,356)  35,000    (38,644)   2,459,288

  Issuance of stock options                                -           -       7,074              -        -          -        7,074

  Stock issued upon exercise of stock options
      and warrants                                    37,512         375      39,962              -        -          -       40,337

  Net income                                               -           -           -        354,765        -          -      354,765
                                                   ---------  ----------  ----------   ------------   ------  ---------  -----------

BALANCE, AUGUST 31, 2000                           1,570,813  $   15,708  $4,853,991    $(1,969,591)  35,000   $(38,644)  $2,861,464
                                                   =========  ==========  ==========   ============   ======  =========  ===========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                 2000          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  354,765    $  555,470    $  530,129
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              343,691       306,505       289,077
      Stock options and warrants issued for professional services                  7,074         6,356        11,882
      Deferred income taxes                                                      (95,000)     (329,000)            -
      Changes in operating assets and liabilities:
          Accounts receivable                                                   (410,796)      262,071        49,193
          Inventories                                                            201,104      (286,527)      331,991
          Other current assets                                                   (67,926)      (28,355)      (20,542)
          Accounts payable and accrued expenses                                  144,546       190,578      (303,480)
          Income taxes payable                                                   (47,000)       18,000         5,000
                                                                              ----------    ----------    ----------

          Net cash provided by operating activities                              430,458       695,098       893,250
                                                                              ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchase of equipment and furniture                                       (291,221)     (346,679)     (214,156)
  Other assets                                                                         -             -        14,399
                                                                              ----------    ----------    ----------

          Net cash used in investing activities                                 (291,221)     (346,679)     (199,757)
                                                                              ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to debt obligations                                                  280,727       157,390       111,066
  Issuance of common stock                                                        40,337         4,500             -
  Payments of debt obligations                                                  (144,974)      (79,153)      (68,758)
                                                                              ----------    ----------    ----------

          Net cash provided by financing activities                              176,090        82,737        42,308
                                                                              ----------    ----------    ----------

CASH AND CASH EQUIVALENTS - Increase during the year                             315,327       431,156       735,801

BALANCES, BEGINNING OF YEAR                                                    1,327,032       895,876       160,075
                                                                              ----------    ----------    ----------

BALANCES, END OF YEAR                                                         $1,642,359    $1,327,032    $  895,876
                                                                              ==========    ==========    ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                                 $   29,984    $   15,680    $   16,411
                                                                              ==========    ==========    ==========
              - Income taxes paid                                             $    2,500    $   52,868    $  118,136
                                                                              ==========    ==========    ==========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

      Net Income Per Share - Basic net income per share is computed by dividing net income by weighted-average common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of the Company's common stock (under the treasury stock method).

      The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share:

                                                           2000        1999         1998
         Weighted-average shares outstanding for
          basic net income per share                     1,524,964   1,493,479    1,493,301
         Effect of dilutive option and warrant shares      163,585      80,800       83,902
                                                         ---------   ---------    ---------
         Total shares for diluted net income per share   1,688,549   1,574,279    1,577,203
                                                         =========   =========    =========

        The calculations for diluted net income per share do not include aggregate out-of-money options and warrants of 36,000, 77,037 and 156,304 for the years ended August 31, 2000, 1999 and 1998, respectively.

      Employee Stock-Based Compensation - The Company uses the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee and director stock-based compensation plans.

      Nonemployee Stock-Based Compensation - The Company complies with the provisions of SFAS No. 123 relating to the accounting for awards of stock-based compensation to nonemployees. Accordingly, stock-based compensation awarded to nonemployees is accounted for using the "fair value" method.

   Comprehensive Income - The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the three years ended August 31, 2000 does not differ from the reported net income.

   Disclosures about Segments of an Enterprise - The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires companies to report selected information about operating segments, products and services, geographic areas and major customers. Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. The Company has determined that it conducts its operations in one business segment.

   Recent Accounting Pronouncements - During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company implement this statement in fiscal year 2001. The Company believes the implementation of this statement will not have a material effect on its consolidated financial statements.

   In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This bulletin established guidelines for revenue recognition. SAB 101 will be effective in fiscal year 2001. The Company believes the implementation of this bulletin will not have a material impact on its consolidated financial statements.


2. INVENTORIES

   Inventories at August 31 consist of the following:

                                                 2000            1999

     Raw materials and subassemblies          $ 555,136      $   691,812
     Work in process                            116,054          130,632
     Finished goods                             160,803          210,653
                                              ---------      -----------

                                              $ 831,993      $ 1,033,097
                                              =========      ===========

3. EQUIPMENT AND FURNITURE

   Equipment and furniture at August 31 consist of the following:

                                                                               2000                1999
Machinery and equipment                                              $      1,172,431   $         984,335
Office furniture and equipment                                                986,289             883,164
                                                                     ----------------   -----------------

                                                                            2,158,720           1,867,499

Less accumulated depreciation and amortization                             (1,653,619)         (1,373,036)
                                                                     ----------------   -----------------

                                                                     $        505,101   $         494,463
                                                                     ================   =================

4. ACCRUED EXPENSES

   Accrued expenses at August 31 consist of the following:

                                                                            2000                 1999
Payroll and related amounts                                          $        407,154   $         294,310
Warranty                                                                      395,124             503,833
Professional fees                                                             157,039             187,842
Other                                                                         159,084              54,720
                                                                     ----------------   -----------------

                                                                     $      1,118,401   $       1,040,705
                                                                     ================   =================

5. LONG-TERM OBLIGATIONS

   Long-term obligations at August 31 consist of the following:

                                                                           2000                 1999
Capitalized lease obligations, 11.6%, due through
  April 2001 (Note 7)                                                $          5,728   $          17,188
Equipment line of credit, 8.25% - 9.0% (Note 6)                               347,424             194,562
Collateralized 8% equipment loans, final payments
  through November 2001                                                         7,727              13,376
                                                                     ----------------   -----------------

                                                                              360,879             225,126

Less current portion                                                         (172,336)           (107,458)
                                                                     ----------------   -----------------
                                                                     $        188,543   $         117,668
                                                                     ================   =================

   The future principal payments on long-term obligations as of August 31, 2000, excluding capital leases, are $166,608 in 2001, $132,484 in 2002, and $56,059 in 2003.

   Capital lease and equipment loans at August 31, 2000 are collateralized by the related equipment with a carrying value of approximately $322,667.

6. BANK ARRANGEMENTS

   As of August 31, 2000, the Company has a bank demand line of credit that provided for borrowings up to $1,000,000 and an available $390,000 equipment line of credit, expiring February 28, 2001. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a required minimum debt to tangible net worth ratio and net income. As of August 31, 2000, no borrowings have been made under the demand line of credit, and the Company has $347,424 as equipment debt which is payable in monthly installments through May 2003.

7. COMMITMENTS

   Leases - The Company leases an administrative and production facility under an operating lease which expires in April 2002. The Company is responsible for certain real estate taxes, utilities and maintenance costs. Total rental expense for operating leases for the years ended August 31, 2000, 1999 and 1998 amounted to $197,637, $171,014 and $138,322, respectively.

   The Company leases certain equipment under capital leases, and, accordingly, the present value of the net minimum payments has been reflected in equipment and furniture and capitalized lease obligations.

   Future minimum lease payments under noncancelable lease terms in excess of one year at August 31, 2000 are as follows:

                                                       Capital    Operating
                                                       Leases     Leases

     2001                                                 $6,042     $138,267
     2002                                                      -       96,786
                                                       ---------  -----------

     Total minimum lease payments                          6,042     $235,053
                                                                  ===========

     Less interest                                          (314)
                                                       ---------

     Net minimum lease payments - current portion         $5,728
                                                       =========

   Employment Arrangements - The Company has a continuous three year employment agreement with its President and Chief Executive Officer providing minimum annual aggregate compensation of $147,000.

   The Company also has employment arrangements with certain key management that require salary and benefit continuation for one year (representing an aggregate of $398,000 in salaries as of August 31, 2000) in the event of a termination of such employment as a result of an acquisition, merger or sale of assets of the Company (an "Acquisition").

8. INCOME TAXES

   The provision (benefit) for income taxes is composed of the following for the years ended August 31:

                                               2000           1999          1998
Current:
  Federal                                   $      -       $   1,000     $  15,000
  State                                       15,000          58,700        95,000
  Foreign                                          -           7,500        11,000
                                            --------       ---------     ---------

                                              15,000          67,200       121,000
                                            --------       ---------     ---------
Deferred:
  Federal                                   (103,000)       (257,000)            -
  State                                        8,000         (72,000)            -
                                            --------       ---------     ---------

                                             (95,000)       (329,000)            -
                                            --------       ---------     ---------

                                            $(80,000)      $(261,800)    $ 121,000
                                            ========       =========     =========

The Company's effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

                                                                               2000               1999             1998
  Statutory federal income tax rate                                            34.0 %             34.0 %           34.0 %
  State income taxes, net of federal benefit                                    3.8               (1.0)             9.6
  Amortization of goodwill                                                      7.8                9.9              4.5
  Other permanent items                                                         4.1                4.7              2.6
  Recognition of previously reserved tax assets                              (109.6)            (140.2)           (39.4)
  Other                                                                        30.8                3.5              7.3
                                                                             ------             ------            -----

  Effective tax rate                                                         (29.1)%            (89.1)%           18.6 %
                                                                             ======             ======            =====

As of August 31, 2000, the Company has net operating loss carryforwards for financial reporting and income tax purposes of approximately $1,024,000, expiring in varying amounts from 2004 to 2010 (primarily 2004 to 2008). Included in this amount is approximately $341,000 of net operating loss carryforwards which are limited to use against income of Ecco. Aggregate investment and research and development credit carryforwards of $9,700 at August 31, 2000 expire in varying amounts through the year 2005. Net operating loss carryforwards may be limited in the event of certain circumstances, including significant changes in ownership interests.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances have been recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of some assets. During the year ended August 31, 2000, the Company reduced its valuation allowance by $301,000 because of sustained levels of profitability and utilization of the Company's net operating loss carryforwards.

   The following is a summary of the significant components of the Company's deferred tax assets and liabilities at August 31:

                                                                                       2000          1999
      Deferred tax assets:
        Net operating loss carryforwards                                            $ 348,000     $ 463,000
        Tax credits                                                                    10,000        46,000
        Accounts receivable reserves                                                   68,000        80,000
        Inventories and related reserves                                              228,000       289,000
        Other                                                                          67,000        71,000
        Depreciation                                                                   61,000        39,000
        Valuation allowance                                                          (358,000)     (659,000)
                                                                                    ---------     ---------

                                                                                    $ 424,000     $ 329,000
                                                                                    =========     =========

9. CAPITAL TRANSACTIONS

   Stock Options - Since 1988, the Company has approved and reserved shares of common stock for nonqualified stock option plans for the benefit of certain employees, nonemployee directors, and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the "Committee"), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors and key advisors with vesting provisions established by the Committee. All of the options vest 100% and are fully exercisable in the event of an Acquisition of the Company. At August 31, 2000, 115,342 shares remain available for future grants.

   A summary of activity of the stock option plans is as follows:

                                                                                                    Weighted-Average
                                                                                                        Exercise
                                                                               Shares               Price Per Share

        Outstanding, September 1, 1997                                         321,734                  $ 1.37

          Granted (weighted-average fair value of $1.01)                        61,500                    1.50
          Canceled/expired                                                     (61,467)                   1.27
                                                                               -------

        Outstanding, August 31, 1998                                           321,767                    1.41

          Granted (weighted-average fair value of $0.84)                        75,333                    1.34
          Canceled/expired                                                     (40,670)                   1.56
                                                                               -------

        Outstanding, August 31, 1999                                           356,430                    1.38

          Granted (weighted-average fair value of $1.66)                        48,500                    2.48
          Exercised                                                            (20,000)                   1.22
          Canceled/expired                                                      (8,621)                   1.42
                                                                               -------

        Outstanding, August 31, 2000                                           376,309                  $ 1.53
                                                                               =======                  ======

   Stock Options (Continued) - The following table summarizes information concerning outstanding and exercisable options as of August 31, 2000:

                                              Options Outstanding                               Options Exercisable
                           ---------------------------------------------------------     ------------------------------------

                                                   Weighted-
                                                    Average
                                                   Remaining
                                                  Contractual          Weighted-                                Weighted-
        Range of                 Number               Life              Average               Number             Average
    Exercise Price(s)          Outstanding          (Years)          Exercise Price         Exercisable       Exercise Price
      $ .72 - $1.00               57,200              2.23           $        .79                57,200       $         .79
       1.01 -  2.00              231,442              6.74                   1.41               148,193                1.38
       2.01 -  2.81               87,667              5.96                   2.35                54,792                2.18
                             -----------                                                 ----------------
                                 376,309              5.87           $       1.53               260,185       $        1.42
                           ===============      =============       ================     ================    ================

Stock Warrants - In August 1997, the Company granted warrants to a financial consultant to purchase 3,500 shares of common stock at an exercise price of $1.69, exercisable for a ten-year period. The Company valued these warrants and recorded compensation expense of $1,725 and $1,882 for the years ended August 31, 1999 and 1998, respectively.

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

   Stock Warrants (Continued) - The following is a summary of transactions relating to the Company's outstanding common stock warrants:

                                                     Consultants        Officers               Debt                Total

      Outstanding, September 1, 1997                      51,167            44,000               2,512              97,679
        Expired                                           (6,667)           (9,000)               -                (15,667)
        Granted (weighted-average
          fair value of $1.13)                             6,667               -                  -                  6,667
                                                    ------------      ------------         -----------        ------------

      Outstanding, August 31, 1998                        51,167            35,000               2,512              88,679
        Exercised                                         (5,000)              -                  -                 (5,000)
                                                    ------------      ------------         -----------        ------------

      Outstanding, August 31, 1999                        46,167            35,000               2,512              83,679
        Exercised                                        (15,000)              -                (2,512)            (17,512)
        Expired                                           (3,333)              -                  -                 (3,333)
                                                    ------------      ------------         -----------        ------------

      Outstanding, August 31, 2000
        (weighted-average exercise
          price of $1.35)                                 27,834            35,000                -                 62,834
                                                    ============      ============         ===========        ============

      Exercisable                                         27,834            32,500                -                 60,334
                                                    ============      ============         ===========        ============

      Exercise prices                               $.72 - $2.07      $.74 - $2.12         $      -           $.72 - $2.12
                                                    ============      ============         ===========        ============

Employee Stock-Based Compensation - With respect to employee and directors' stock-based compensation, the Company has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for employee and directors' stock-based compensation awarded under employee stock option plans. If compensation cost had been determined for awards granted commencing September 1, 1995 under the Company's employee and directors' stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended August 31, 2000, 1999 and 1998 would have decreased to the pro forma amounts indicated below:

                                                                        2000              1999              1998
    Net income - as reported                                          $354,765          $555,470          $530,129
    Net income - pro forma                                             322,366           483,730           484,380
    Net income per share - diluted - as reported                          0.21              0.35              0.34
    Net income per share - diluted - pro forma                            0.19              0.31              0.31

The pro forma disclosures presented are not necessarily representative of the effects on reported net income for future years.

   Employee Stock-Based Compensation (Continued) - The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 5.5% , an expected life of five years, an expected volatility of 80% and assumes no dividends will be paid.

       Common Stock Reserved                              Shares
       Stock warrants                                     62,834
       Stock options                                     491,651
                                                        --------

                                                         554,485
                                                        ========

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

    Sales to one customer accounted for 36% of net sales in 2000, 40% in 1999, and 36% in 1998. The accounts receivable from this customer amounted to approximately $181,000 and $189,000 at August 31, 2000 and 1999,
    respectively.

    The Company sources a significant amount of components and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components could have a material adverse effect on the Company's operating results in any given period. International sales, primarily to Canada, Europe and Asia, were approximately $918,000 in 2000, $977,000 in 1999 and $1,196,000 in 1998.

12. OTHER INCOME

    Other income consists of the following for the years ended August 31:

                                                          2000              1999             1998
       Interest                                         $ 77,530          $ 60,343          $26,248
       Commissions                                          -                 -               3,357
       Other income (expense)                              4,225           (22,964)           8,318
                                                        --------          --------          -------

                                                        $ 81,755          $ 37,379          $37,923
                                                        ========          ========          =======

                                  * * * * * *

                         FINANCIAL STATEMENT SCHEDULE
                         FURNISHED PURSUANT TO THE
                         REQUIREMENTS OF FORM 10-KSB

                                                                     SCHEDULE 11


INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                            Additions
                                                     Balance At      Charged to    Charged to                      Balance at
                                                     Beginning       Costs and       Other         Deductions        End of
                   Description                        of Year         Expenses      Accounts          (A)             Year
Allowance for doubtful accounts and returns:

  August 31, 2000                                    $201,000         $ 2,000       $     -        $(32,000)       $171,000

  August 31, 1999                                     176,000          31,000             -          (6,000)        201,000

  August 31, 1998                                     185,000          35,000             -         (44,000)        176,000

(A)  Net write-offs of bad debts (net of recoveries) and returns.