Form 10QSB
period 2000-11-30
INTERNATIONAL ELECTRONICS INC
filed 2001-01-11
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                  November 30, 2000
                  --------------------------------------------------------------


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X      NO________
                       ------


          1,539,980 common shares were outstanding at January 5, 2001.

                       INTERNATIONAL  ELECTRONICS,  INC.
                       ---------------------------------

                                     Index
                                     -----

Part I.   Financial Information:                                        Page No.
                                                                        --------

          Item 1:  Financial Statements (unaudited)
                   --------------------------------

          Condensed Consolidated Balance Sheets, November 30, 2000
          and August 31, 2000                                               2

          Condensed Consolidated Statements of Operations, three months
          ended November 30, 2000 and 1999                                  3

          Condensed Consolidated Statement of Shareholders' Equity,
          three months ended November 30, 2000                              4

          Condensed Consolidated Statements of Cash Flows, three
          months ended November 30, 2000 and 1999                           5

          Notes to Condensed Consolidated Financial Statements            6-8

          Item 2: Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations          9-13
                  ---------------------------------------------

Part II.  Other Information:

          Item 6: Exhibits and Reports on Form 8-K                         14
                  --------------------------------

          Signature                                                        14
          ---------

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                              Nov. 30, 2000   August 31, 2000
                                              -------------   ---------------
ASSETS
------
Current assets:
  Cash and equivalents                          $ 1,647,840       $ 1,642,359
  Accounts receivable, net                          939,509         1,135,128
  Inventories                                       908,781           831,993
  Deferred income taxes                             337,000           348,000
  Other current assets                              260,277           250,097
                                                -----------       -----------
  Total current assets                            4,093,407         4,207,577

Equipment, furniture and improvements, net          460,382           505,101

Other assets:
  Deferred income taxes                              76,000            76,000
  Other                                              11,950            11,950
                                                -----------       -----------
                                                     87,950            87,950
                                                -----------       -----------
                                                $ 4,641,739       $ 4,800,628
                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                              $   328,331       $   444,884
  Accrued expenses                                1,113,082         1,118,401
  Income taxes                                       34,700            15,000
  Current portion of long-term obligations          163,360           172,336
                                                -----------       -----------
  Total current liabilities                       1,639,473         1,750,621

Long-term obligations                               150,422           188,543
Commitments

Shareholders' equity:
  Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,574,980 and 1,570,813
   shares, respectively                              15,750            15,708
  Capital in excess of par value                  4,858,125         4,853,991
  Accumulated deficit                            (1,983,387)       (1,969,591)
 Less treasury stock, at cost:
    35,000 shares                                   (38,644)          (38,644)
                                                -----------       -----------
    Total shareholders' equity                    2,851,844         2,861,464
                                                -----------       -----------
                                                $ 4,641,739       $ 4,800,628
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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (unaudited)

                                        Three months ended
                                  ------------------------------
                                  Nov. 30, 2000   Nov. 30, 1999
                                  --------------  --------------

Net sales                            $2,739,452      $2,714,929

Cost of sales                         1,471,793       1,476,187
                                     ----------      ----------

Gross profit                          1,267,659       1,238,742

Research and development costs          288,093         272,744

Selling, general and
administrative expenses                 994,662         924,017
                                     ----------      ----------

Income (loss) from operations           (15,096)         41,981

Interest expense                         (8,437)         (5,275)

Other income                             29,437          16,447
                                     ----------      ----------

Income before taxes                       5,904          53,153

Provision for income taxes:
  Current                                 8,700           9,000
  Deferred                               11,000          10,000
                                     ----------      ----------
                                         19,700          19,000
                                     ----------      ----------

Net income (loss)                      ($13,796)     $   34,153
                                     ==========      ==========

Net income (loss) per share:
  Basic                                   ($.01)           $.02
  Diluted                                  (.01)            .02
                                     ==========      ==========

Shares used in computing
net income (loss) per share:
  Basic                               1,536,472       1,522,111
  Diluted                             1,536,472       1,653,006
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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)


                           Common Stock        Capital in                      Treasury Stock
                           ------------        excess of      Accumulated      --------------
                        Shares      Amount     par value        Deficit       Shares      Cost           Total
                        ------      ------     ---------        -------       ------      ----           -----
Balances,
September 1, 2000      1,570,813    $15,708    $4,853,991     ($1,969,591)    35,000     ($38,644)    $2,861,464

Exercise of
stock options              4,167         42         4,134               -          -            -          4,176

Net loss                       -          -             -         (13,796)         -            -        (13,796)

Balances,              ---------    -------    ----------     -----------     ------     --------     ----------
November 30, 2000      1,574,980    $15,750    $4,858,125     ($1,983,387)    35,000     ($38,644)    $2,851,844
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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                             Three months ended
                                                   -------------------------------------
                                                   Nov. 30, 2000           Nov. 30, 1999
                                                   --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   ($13,796)             $   34,153
   Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization                         70,688                  79,221
   Deferred income taxes                                 11,000                  10,000
   Changes in operating assets and liabilities:
      Accounts receivable                               195,619                (149,325)
      Inventories                                       (76,788)                (20,349)
      Other current assets                              (10,180)                 (3,411)
      Income taxes                                       19,700                   9,084
      Accounts payable and accrued
        expenses                                       (121,872)                215,610
                                                     ----------              ----------
      Net cash provided by
        operating activities                             74,371                 174,983

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchase of equipment,
     furniture and improvements                         (25,969)                (42,765)
                                                     ----------              ----------
   Net cash used in investing activities                (25,969)                (42,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                               4,176                  24,350
   Reduction of notes payable and debt
     obligations                                        (47,097)                (27,487)
                                                     ----------              ----------
   Net cash used in financing activities                (42,921)                 (3,137)

CASH AND EQUIVALENTS:
   Net increase during period                             5,481                 129,081
   Balances, beginning of period                      1,642,359               1,327,032
                                                     ----------              ----------
   Balances, end of period                           $1,647,840              $1,456,113
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

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

A.   Financial Statements:
     ---------------------

     In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2000 and the results of operations for the three months then ended.

     Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2000.

B.   Principles of Consolidation:
     ----------------------------

     The accompanying condensed consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, Ecco Industries, Inc. ("Ecco") and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

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

D.   Significant Estimates and Assumptions:
     -------------------------------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

E.   Net Income (Loss) per Share:
     ----------------------------

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding during the periods. Diluted net income (loss) per share is computed by dividing net income
     (loss) by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of the Company's common stock (under the treasury stock method).

     The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income (loss) per share:

                                           Three months ended
                                      ----------------------------
                                      Nov. 30, 2000  Nov. 30, 1999
                                      -------------  -------------

   Shares used in computation:
      Weighted-average
        shares outstanding for
        basic net income
        (loss) per share                  1,536,472      1,522,111

      Effect of dilutive option
        and warrant shares                        -        130,895
                                      -------------  -------------

      Total shares for diluted net
        income (loss) per share           1,536,472      1,653,006
                                      =============  =============


     The calculations for diluted net income (loss) per share did not include an aggregate of options and warrants of 191,295 and 39,871 for the three months ended November 30, 2000 and 1999, respectively because such options and warrants are anti-dilutive or are out of the money.

                        INTERNATIONAL ELECTRONICS, INC.
                        -------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

F.   Long-term Obligations:
     ----------------------

     Long-term obligations are summarized as follows:

                                                   Nov. 30, 2000  Aug. 31, 2000
                                                   -------------  -------------
     Capitalized lease obligation, 11.6%
     due through April, 2001                           $   4,068      $   5,728

     Equipment line of credit, 8.5%-9.5% (Note G)        303,473        347,424

     Collateralized 8% equipment loan,
     final payment due Nov., 2001                          6,241          7,727
                                                       ---------      ---------
                                                         313,782        360,879

     Less current portion                               (163,360)      (172,336)
                                                       ---------      ---------
                                                       $ 150,422      $ 188,543
                                                       =========      =========

     The aggregate principal payments on long-term obligations are $163,360
     (2001), $117,757 (2002) and $32,665 (2003).


G.   Bank Arrangements:
     -----------------

     As of November 30, 2000, the Company has a bank demand line of credit that provided for borrowings up to $1,000,000 and an available $390,000 equipment line of credit expiring February 28, 2001. Both lines of credit are at the bank's prime rate of interest, and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a required minimum debt to tangible net worth ratio, and bi-annual or annual net income. As of November 30, 2000, no borrowings have been made under the demand line of credit, and the Company has $303,473 as equipment debt, which is payable in monthly installments through May 2003.

                    Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources

As of November 30, 2000, the Company had working capital of $2,453,934 compared to $2,456,956 at August 31, 2000. The ratio of current assets to current liabilities was 2.5 at November 30, 2000 and 2.4 at August 31, 2000. The debt to equity ratio was .6 at November 30, 2000 and .7 at August 31, 2000. The increase in current ratio and decrease in debt to equity ratio is primarily the result of a decrease in accounts payable.

Net capital expenditures were $25,969 and $42,765 for the three months ended November 30, 2000 and 1999, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $420,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

Management believes that its current cash position, together with internally generated funds at present sales levels and its available bank financing, will provide adequate liquidity to satisfy its cash requirements for the next twelve months. Depending upon whether or not sufficient revenue and working capital is generated from profitable operations, the Company may require additional external funding. There is no assurance that profits will be generated, or that additional external funding will be obtainable, if such a need should arise.

Results of Operations

Net sales for the first quarter of fiscal 2001 increased 1% as compared to the first quarter of fiscal 2000. The increase in sales for the first quarter of fiscal 2001 reflects increases in OEM custom and keypad sales, partially offset by a decrease in glassbreak detector, access control, and PowerKey(TM) product sales. The ratio of gross profit to sales for the three months ended November 30, 2000 and 1999 were both 46%.

Research and development expenses were $288,093 and $272,744 for the three months ended November 30, 2000 and 1999, respectively. The increase in these discretionary costs is primarily due to additional development project costs.

As a percentage of net sales, selling, general and administrative expenses were 36% and 34% for the three months ended November 30, 2000 and 1999, respectively. The increase in costs as a percentage of net sales is the result of additional personnel and travel costs.

The provision for income taxes for the first quarter of fiscal 2001 represents expenses for deferred taxes and state income taxes, after utilization of available federal net operating loss carryforwards.

New Accounting Pronouncements

During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was not required to be implemented until fiscal year 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an amendment of FASB No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. The Company implemented this statement in the first quarter of fiscal year 2001 and it did not have a material impact on the Company's results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin established guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement and its implementation did not have a material impact on the Company's results of operations.


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

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the three months ended November 30, 2000 and the years ended August 31, 2000, 1999 and 1998, the Company had net income (loss) of approximately ($14,000), $355,000, $555,000, and $530,000, respectively. There can be no assurance that the Company will return to profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Concentration of Customers. The Company has a substantial number of customers but sells a majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's largest customer accounted for approximately 36% of the Company's total net sales for the fiscal year ended August 31, 2000. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer.

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

Part II.  Other Information
---------------------------

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                (a) Exhibits:

                    (27)    Financial Data Schedule

                (b) There were no reports on Form 8-K filed for the
                    three months ended November 30, 2000.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 1/11/01                       /s/  John Waldstein
      --------                      ------------------------------------
                                    John Waldstein, President,
                                    Treasurer and Chief Financial and Accounting
                                    Officer and duly authorized to sign.