Form 10QSB
period 2001-02-28
INTERNATIONAL ELECTRONICS INC
filed 2001-04-13
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended  February 28, 2001
                  -----------------------------------------------------------


Commission File Number  2-91218-B
                       ------------------------------------------------------



                        International Electronics, Inc.
-----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Massachusetts                         04-2654231
-----------------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification Number)


     427 Turnpike Street, Canton, Massachusetts          02021
-----------------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)



                                (781) 821-5566
-----------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


                                Not applicable
-----------------------------------------------------------------------------
  (former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES  X    NO
                       ---     ---


          1,539,980 common shares were outstanding at March 29, 2001.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                                     Index
                                     -----

Part I.   Financial Information:                                                Page No.
                                                                                --------
          Item 1:  Financial Statements (unaudited)
                   --------------------------------

          Condensed Consolidated Balance Sheets, February 28, 2001
          and August 31, 2000                                                        2

          Condensed Consolidated Statements of Income, three and six
          months ended February 28, 2001 and February 29, 2000                       3

          Condensed Consolidated Statement of Shareholders' Equity,
          six months ended February 28, 2001                                         4

          Condensed Consolidated Statements of Cash Flows, six
          months ended February 28, 2001 and February 29, 2000                       5

          Notes to Condensed Consolidated Financial Statements                      6-8

          Item 2:  Management's Discussion and Analysis of
                   ---------------------------------------
                   Financial Condition and Results of Operations                    9-13
                   ---------------------------------------------


Part II.  Other Information:

          Item 4:  Submission of Matters to a Vote of Security Holders               14
                   ---------------------------------------------------

          Item 6:  Exhibits and Reports on Form 8-K                                  14
                   --------------------------------

          Signature                                                                  14
          ---------

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                               Feb. 28, 2001   August 31, 2000
                                               --------------  ----------------
ASSETS
------
Current assets:
 Cash and equivalents                            $ 1,219,085       $ 1,642,359
 Accounts receivable, net                          1,561,612         1,135,128
 Inventories                                       1,183,486           831,993
 Deferred income taxes                               364,000           348,000
 Other current assets                                228,685           250,097
                                                 -----------       -----------
 Total current assets                              4,556,868         4,207,577

Equipment, furniture and improvements, net           550,226           505,101

Other assets:
 Deferred income taxes                                76,000            76,000
 Other                                                11,950            11,950
                                                 -----------       -----------
                                                      87,950            87,950
                                                 -----------       -----------
                                                 $ 5,195,044       $ 4,800,628
                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                $   872,175       $   444,884
 Accrued expenses                                  1,087,331         1,118,401
 Income taxes                                         26,000            15,000
 Current portion of long-term obligations            168,535           172,336
                                                 -----------       -----------
 Total current liabilities                         2,154,041         1,750,621

Long-term obligations, less current portion          142,144           188,543

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,574,980 and 1,570,813
   shares, respectively                               15,750            15,708
 Capital in excess of par value                    4,858,125         4,853,991
 Accumulated deficit                              (1,936,372)       (1,969,591)
 Less treasury stock, at cost:
   35,000 shares                                     (38,644)          (38,644)
                                                 -----------       -----------
   Total shareholders' equity                      2,898,859         2,861,464
                                                 -----------       -----------
                                                 $ 5,195,044       $ 4,800,628
                                                 ===========       ===========

See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)

                                               Three months ended               Six months ended
                                         ------------------------------  ------------------------------
                                         Feb. 28, 2001   Feb. 29, 2000   Feb. 28, 2001   Feb. 29, 2000
                                         --------------  --------------  --------------  --------------
Net sales                                   $2,597,690      $2,735,722      $5,337,142      $5,450,651

Cost of sales                                1,464,439       1,459,551       2,936,232       2,935,738
                                            ----------      ----------      ----------      ----------

Gross profit                                 1,133,251       1,276,171       2,400,910       2,514,913

Research and development costs                 249,759         306,727         537,852         579,471

Selling, general and
administrative expenses                        873,795         894,818       1,868,457       1,818,835
                                            ----------      ----------      ----------      ----------

Income (loss) from operations                    9,697          74,626          (5,399)        116,607

Interest expense                                (7,476)         (5,409)        (15,913)        (10,684)

Other income                                    20,094          18,512          49,531          34,959
                                            ----------      ----------      ----------      ----------

Income before taxes                             22,315          87,729          28,219         140,882

Benefit (provision) for income taxes:
   Current                                      (2,300)        (18,000)        (11,000)        (27,000)
   Deferred                                     27,000         (19,000)         16,000         (29,000)
                                            ----------      ----------      ----------      ----------
                                                24,700         (37,000)          5,000         (56,000)
                                            ----------      ----------      ----------      ----------

Net income                                  $   47,015      $   50,729      $   33,219      $   84,882
                                            ==========      ==========      ==========      ==========

Net income per share:
   Basic                                    $      .03      $      .03      $      .02      $      .06
   Diluted                                         .03             .03             .02             .05
                                            ==========      ==========      ==========      ==========

Shares used in computing
net income per share:
   Basic                                     1,539,980       1,524,968       1,538,217       1,523,539
   Diluted                                   1,662,544       1,713,093       1,672,146       1,683,049
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)


                        Common Stock        Capital in                      Treasury Stock
                      -----------------     excess of     Accumulated      ----------------
                      Shares    Amount      par value       Deficit        Shares      Cost         Total
                      ------    -------     ---------       -------        ------      ----         -----
Balances,
September 1, 2000   1,570,813    $15,708    $4,853,991    ($1,969,591)     35,000     ($38,644)    $2,861,464

Exercise of
stock options           4,167         42         4,134              -           -            -          4,176

Net income                  -          -             -         33,219           -            -         33,219
                    ---------    -------    ----------    -----------      ------     --------     ----------
Balances,
February 28, 2001   1,574,980    $15,750    $4,858,125    ($1,936,372)     35,000     ($38,644)    $2,898,859
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)

                                                                 Six months ended
                                                          ------------------------------
                                                          Feb. 28, 2001   Feb. 29, 2000
                                                          --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   33,219      $   84,882
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                                154,577         167,292
   Deferred income taxes                                        (16,000)         29,000
   Changes in operating assets and liabilities:
      Accounts receivable                                      (426,484)       (396,426)
      Inventories                                              (351,493)         33,608
      Other current assets                                       21,412         (77,263)
      Income taxes                                               11,000          24,125
      Accounts payable and accrued
        expenses                                                396,221         352,883
                                                             ----------      ----------
      Net cash provided by (used in)
        operating activities                                   (177,548)        218,101

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchase of equipment,
     furniture and improvements                                (199,702)       (144,106)
                                                             ----------      ----------
   Net cash used in investing
     activities                                                (199,702)       (144,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term obligations                           42,268         169,467
   Payments on long-term obligations                            (92,468)        (54,047)
   Issuance of common stock                                       4,176          24,350
                                                             ----------      ----------
   Net cash provided by (used in) financing activities          (46,024)        139,770

CASH AND EQUIVALENTS:
   Net increase (decrease) during period                       (423,274)        213,765
   Balances, beginning of period                              1,642,359       1,327,032
                                                             ----------      ----------
   Balances, end of period                                   $1,219,085      $1,540,797
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

A.   Financial Statements:
     ---------------------

     In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2001 and the results of operations for the three and six months ended February 28, 2001 and February 29, 2000.

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

     The following table sets forth the computation of the weighted average number of shares used in calculating basic and diluted net income per share:

                                           Three months ended             Six months ended
                                      ----------------------------  ----------------------------
                                      Feb. 28, 2001  Feb. 29, 2000  Feb. 28, 2001  Feb. 29, 2000
                                      -------------  -------------  -------------  -------------
Shares used in computation:
  Weighted average
  shares outstanding for
  basic income per share                  1,539,980      1,524,968      1,538,217      1,523,539

   Effect of dilutive option
     and warrant shares                     122,564        188,125        133,929        159,510
                                      -------------  -------------  -------------  -------------

   Total shares for diluted income
     per share                            1,662,544      1,713,093      1,672,146      1,683,049
                                      =============  =============  =============  =============

The calculations for diluted net income per share did not include an aggregate out of the money options and warrants of 60,500 and 371 for the three months ended February 28, 2001 and February 29, 2000, respectively.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (continued)
                                 (unaudited)

F.   Long-term Obligations:
     ----------------------

     Long-term obligations are summarized as follows:

                                                   Feb. 28, 2001   Aug. 31, 2000
                                                   --------------  --------------
     Capitalized lease obligation, 11.6%
     due through April, 2001                           $   2,359       $   5,728

     Equipment line of credit, 8.5%-9.5% (Note G)        303,594         347,424

     Collateralized 8% equipment loan,
     final payment due Nov., 2001                          4,726           7,727
                                                       ---------       ---------
                                                         310,679         360,879

     Less current portion                               (168,535)       (172,336)
                                                       ---------       ---------
                                                       $ 142,144       $ 188,543
                                                       =========       =========

     The future principal payments on long-term obligations are $168,535 (2002), $118,783 (2003) and $23,361 (2004).


G.   Bank Arrangements:
     -----------------

     As of February 28, 2001, the Company has a bank demand line of credit that provides for borrowings up to $1,000,000 and an available $346,000 equipment line of credit. The equipment line of credit is at the bank's prime rate of interest and the demand line of credit is 1/2 percent below the bank's prime rate of interest. All of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a required minimum debt to tangible net worth ratio, and bi-annual or annual net income. As of February 28, 2001, no borrowings have been made under the demand line of credit, and the Company has $303,594 outstanding as equipment debt, which is payable in monthly installments through February 2004 (Note F).

                   Management's Discussion and Analysis of
                   ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources

As of February 28, 2001, the Company had working capital of $2,402,827 compared to $2,456,956 at August 31, 2000. The ratio of current assets to current liabilities was 2.1 at February 28, 2001 and 2.4 at August 31, 2000. The debt to equity ratio was .8 at February 28, 2001 and .7 at August 31, 2000. The decrease in current ratio and increase in debt to equity ratio are primarily due to an increase in accounts payable.

Net capital expenditures were $199,702 and $144,106 for the six months February 28, 2001 and February 29, 2000, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $420,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

Results of Operations

Net sales for the second quarter of fiscal 2001 decreased 5% as compared to the second quarter of fiscal 2000. Net sales for the first six months of fiscal 2001 decreased 2% as compared to the first six months of fiscal 2000. The decrease in sales for the second quarter and first six months of fiscal 2001 reflects decreases in glassbreak detector and keypad sales, partially offset by an increase in OEM custom and PowerKey(TM) product sales. The ratios of gross profit to sales were 44% and 45% for the second quarter and six months ended February 28, 2001, respectively, compared to 47% and 46% for the comparable periods of fiscal 2000. The decreases in the gross profit percentages in fiscal 2001 are due to lower sales volume combined with changes in product mix.

Research and development expenses were $249,759 and $537,852 for the second quarter and six months ended February 28, 2001, respectively, compared to $306,727 and $579,471 for the comparable periods of fiscal 2000. The decrease in these discretionary costs is primarily due to lower development project costs.

As a percentage of net sales, selling, general and administrative expenses were 34% and 35% for the second quarter and six months ended February 28, 2001, respectively, as compared to 33% for both the three and six month periods of fiscal 2000. The increase in costs as a percentage of net sales in the second quarter is the result of a decline in sales offset in part by a reduction in discretionary spending. The increase in costs as a percentage of net sales for the first six months of fiscal 2001 is primarily due to an increase in wages and related benefits and a decline in sales.

The current provision for income taxes for the second quarter and first six months of fiscal 2001 represents expenses for state and federal income taxes, after utilization of available federal net operating loss carryforwards.

Recent Accounting Pronouncements

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

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 28, 2001 and the years ended August 31, 2000, 1999 and 1998, the Company had net income of approximately $33,000, $355,000, $555,000, and $530,000, respectively. There can be no assurance that the Company will remain profitable. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Fluctuations in Sales and Operating Results. The annual growth rates experienced by the Company are not necessarily indicative of future annual growth rates. Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on the Company's operating results. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results, or such price pressure over an extended period could adversely affect the Company's long-term profitability.

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

Part II.  Other Information
---------------------------

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

           On March 29, 2001, the Company held its Special Meeting in Lieu of the Annual Meeting of Shareholders. At the meeting, shareholders elected the following Director to serve for a three-year term:

           Heath Paley        Class 1 Director - Term expires in 2004

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                    There were no reports on Form 8-K filed for the three months ended February 28, 2001.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.


                                      International Electronics, Inc.


Date: 4/13/01                      /s/  John Waldstein
      --------                     ---------------------------------------
                                   John Waldstein, President,
                                   Treasurer and Chief Financial and Accounting
                                   Officer and duly authorized to sign.