Form 10QSB
period 2001-05-31
INTERNATIONAL ELECTRONICS INC
filed 2001-07-13
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                  May 31, 2001
                 ---------------------------------------------------------------


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES  X    NO ____
                       ---


          1,539,980 common shares were outstanding at June 30, 2001.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                                     Index
                                     -----

Part I.    Financial Information:                                                          Page No.
                                                                                           --------
           Item 1:  Financial Statements (unaudited)
                    --------------------------------

           Condensed Consolidated Balance Sheets, May 31, 2001
           and August 31, 2000                                                                 2

           Condensed Consolidated Statements of Operations, three and nine
           months ended May 31, 2001 and 2000                                                  3

           Condensed Consolidated Statement of Shareholders' Equity,
           nine months ended May 31, 2001                                                      4

           Condensed Consolidated Statements of Cash Flows, nine
           months ended May 31, 2001 and 2000                                                  5

           Notes to Condensed Consolidated Financial Statements                              6-8

           Item 2:  Management's Discussion and Analysis of
                    ---------------------------------------
                    Financial Condition and Results of Operations                           9-13
                    ---------------------------------------------


Part II.   Other Information:

           Item 6:  Exhibits and Reports on Form 8-K                                          14
                    --------------------------------

           Signature                                                                          14
           ---------

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)

                                               May 31, 2001   August 31, 2000
                                               ------------   ---------------
ASSETS
------
Current assets:
 Cash and equivalents                           $ 1,484,042       $ 1,642,359
 Accounts receivable, net                           938,986         1,135,128
 Inventories                                      1,077,837           831,993
 Deferred income taxes                              348,000           348,000
 Other current assets                               228,770           250,097
                                                -----------       -----------
 Total current assets                             4,077,635         4,207,577

Equipment, furniture and improvements, net          494,533           505,101

Other assets:
 Deferred income taxes                               76,000            76,000
 Other                                               11,950            11,950
                                                -----------       -----------
                                                     87,950            87,950
                                                -----------       -----------
                                                $ 4,660,118       $ 4,800,628
                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                               $   356,973       $   444,884
 Accrued expenses                                 1,031,082         1,118,401
 Income taxes                                         7,000            15,000
 Current portion of long-term obligations           206,210           172,336
                                                -----------       -----------
 Total current liabilities                        1,601,265         1,750,621

Long-term obligations, less current portion         200,538           188,543

Shareholders' equity:
 Common stock, $.01 par value:
   Authorized 5,984,375 shares
   Issued 1,574,980 and 1,570,813
   shares, respectively                              15,750            15,708
 Capital in excess of par value                   4,858,125         4,853,991
 Accumulated deficit                             (1,976,916)       (1,969,591)
 Less treasury stock, at cost:
   35,000 shares                                    (38,644)          (38,644)
                                                -----------       -----------
   Total shareholders' equity                     2,858,315         2,861,464
                                                -----------       -----------
                                                $ 4,660,118       $ 4,800,628
                                                ===========       ===========

See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (unaudited)

                                              Three months ended            Nine months ended
                                         ----------------------------  ----------------------------
                                         May 31, 2001   May 31, 2000   May 31, 2001   May 31, 2000
                                         -------------  -------------  -------------  -------------

Net sales                                  $2,439,740     $2,934,495     $7,776,882     $8,385,146

Cost of sales                               1,404,531      1,641,666      4,340,763      4,577,404
                                           ----------     ----------     ----------     ----------

Gross profit                                1,035,209      1,292,829      3,436,119      3,807,742

Research and development costs                243,160        328,303        781,012        907,774

Selling, general and
administrative expenses                       827,449        924,198      2,695,905      2,743,033
                                           ----------     ----------     ----------     ----------

Income (loss) from operations                 (35,400)        40,328        (40,798)       156,935

Interest expense                               (8,308)        (8,549)       (24,221)       (19,233)

Other income                                   15,164         28,412         64,694         63,371
                                           ----------     ----------     ----------     ----------

Income (loss) before taxes                    (28,544)        60,191           (325)       201,073

Benefit (provision) for income taxes:
   Current                                      4,000        (10,000)        (7,000)       (37,000)
   Deferred                                   (16,000)       (30,000)             0        (59,000)
                                           ----------     ----------     ----------     ----------
                                              (12,000)       (40,000)        (7,000)       (96,000)
                                           ----------     ----------     ----------     ----------

Net income (loss)                            ($40,544)    $   20,191        ($7,325)    $  105,073
                                           ==========     ==========     ==========     ==========

Net income (loss) per share:
   Basic                                        ($.03)    $      .01          ($.00)    $      .07
   Diluted                                       (.03)           .01           (.00)           .06
                                           ==========     ==========     ==========     ==========

Shares used in computing
net income (loss) per share:
   Basic                                    1,539,980      1,524,968      1,538,811      1,524,019
   Diluted                                  1,539,980      1,703,837      1,538,811      1,689,982
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                                  (unaudited)

                        Common Stock       Capital in                    Treasury Stock
                      --------------       excess of   Accumulated       ---------------
                      Shares     Amount    par value     Deficit        Shares       Cost      Total
                      ------     ------    ---------     -------        ------       ----      -----
Balances,
September 1, 2000    1,570,813  $15,708  $4,853,991  ($1,969,591)      35,000     ($38,644)  $2,861,464

Exercise of
stock options            4,167       42       4,134            -            -            -        4,176

Net loss                     -        -           -       (7,325)           -            -       (7,325)

Balances,            ---------  -------  ----------  -----------       ------     --------   ----------
May 31, 2001         1,574,980  $15,750  $4,858,125  ($1,976,916)      35,000     ($38,644)  $2,858,315
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)


                                                          Nine months ended
                                                     ----------------------------
                                                     May 31, 2001   May 31, 2000
                                                     -------------  -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income (loss)                                   $   (7,325)    $  105,073
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
   Depreciation and amortization                          234,908        267,734
   Stock options issued for professional services               -          7,075
   Deferred income taxes                                        -         59,000
   Changes in operating assets and liabilities:
      Accounts receivable                                 196,142       (564,785)
      Inventories                                        (245,844)        95,379
      Other current assets                                 21,327        (76,763)
      Income taxes                                         (8,000)        24,436
      Accounts payable and accrued
        expenses                                         (175,230)       368,238
                                                       ----------     ----------
      Net cash provided by
        operating activities                               15,978        285,387

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Net purchase of equipment,
     furniture and improvements                          (224,340)      (268,322)
                                                       ----------     ----------
   Net cash used in investing
     activities                                          (224,340)      (268,322)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Proceeds from long-term obligations                    188,640        280,727
   Payments on long-term obligations                     (142,771)       (94,826)
   Issuance of common stock                                 4,176         24,350
                                                       ----------     ----------
   Net cash provided by financing activities               50,045        210,251

CASH  AND  EQUIVALENTS:
   Net increase (decrease) during period                 (158,317)       227,316
   Balances, beginning of period                        1,642,359      1,327,032
                                                       ----------     ----------
   Balances, end of period                             $1,484,042     $1,554,348
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

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

A. Financial Statements:
   ---------------------

   In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2001 and the results of operations for the three and the nine months then ended.

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


   The following table sets forth the computation of the weighted average number of shares used in calculating basic and diluted net income (loss) per share:

                                       Three months ended          Nine months ended
                                   --------------------------  --------------------------
                                   May 31, 2001  May 31, 2000  May 31, 2001  May 31, 2000
                                   ------------  ------------  ------------  ------------
Shares used in computation:

  Weighted average
  shares outstanding for basic
  net income (loss) per share         1,539,980     1,524,968     1,538,811     1,524,019

  Effect of dilutive option
   and warrant shares                         -       178,869             -       165,963
                                   ------------  ------------  ------------  ------------

  Total shares for diluted net
   income (loss) per share            1,539,980     1,703,837     1,538,811     1,689,982
                                   ============  ============  ============  ============

The calculations for diluted net income (loss) per share did not include an aggregate options and warrants of 445,326 and 26,371 for the three months ended May 31, 2001 and 2000, respectively.

               INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
               ------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (continued)
                                  (unaudited)

F.   Long-term Obligations:
     ----------------------

     Long-term obligations are summarized as follows:

                                                        May 31, 2001   Aug. 31, 2000
                                                        -------------  --------------
     Capitalized lease obligation, 11.6%
     due through June 2001                                 $     598       $   5,728

     Equipment loan due bank, 7.0%-9.5% (Note G)             402,968         347,424

     Collateralized 8% equipment loan,
     final payment due Nov., 2001                              3,182           7,727
                                                           ---------       ---------
                                                             406,748         360,879

     Less current portion                                   (206,210)       (172,336)
                                                           ---------       ---------

                                                           $ 200,538       $ 188,543
                                                           =========       =========

     The future principal payments on long-term obligations are $206,210 (2002), $146,780 (2003) and $53,758 (2004).

G.   Bank Arrangements:
     -----------------

     As of May 31, 2001, the Company has available a bank demand line of credit which provides for borrowings of up to $1,000,000 and an equipment line of credit of up to $200,000. Both lines of credit are at the bank's prime rate of interest and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, requiring a minimum debt to tangible net worth ratio and requiring annual net income. The equipment line of credit up to $200,000 is available through February 28, 2002. As of May 31, 2001, no borrowings have been made under the demand line of credit, and the Company has an aggregate of $402,968 outstanding under equipment loans due the bank, payable in monthly installments over periods extending up to thirty-six months through May 2004 (Note F).

                   Management's Discussion  and Analysis of
                   ----------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Liquidity and Capital Resources

As of May 31, 2001, the Company had working capital of $2,476,370 compared to $2,456,956 at August 31, 2000. The ratio of current assets to current liabilities was 2.5 at May 31, 2001 and 2.4 at August 31, 2000. The debt to equity ratio was .6 at May 31, 2001 and .7 at August 31, 2000. The increase in current ratio and decrease in debt to equity ratio are primarily due to a decrease in accounts payable and accrued expenses.

Net capital expenditures were $224,340 and $268,322 for the nine months ended May 31, 2001 and 2000, respectively. The Company has no current commitments for any material capital expenditures, but the Company anticipates up to $400,000 in capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

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

Results of Operations

Net sales for the third quarter of fiscal 2001 decreased 17% as compared to the third quarter of fiscal 2000. Net sales for the first nine months of fiscal 2001 decreased 7% as compared to the first nine months of fiscal 2000. The decrease in sales for the third quarter of fiscal 2001 reflects decreases in OEM and glassbreak detector product lines, partially offset by increases in the keypad and access control product line. The decrease in sales for the nine month period of fiscal 2001, compared to the same period of fiscal 2000, is due to decreases in all of the Company's product lines. The ratios of gross profit to sales were 42% and 44% for the third quarter and nine months ended May 31, 2001, respectively, compared to 44% and 45% for the comparable periods of fiscal 2000. The decreases in the gross profit percentages for the 2001 periods compared to the comparable periods in the preceding year are due to lower sales volume combined with changes in product mix.

Research and development expenses were $243,160 and $781,012 for the third quarter and nine months ended May 31, 2001, respectively, compared to $328,303 and $907,774 for the comparable periods of fiscal 2000. The decrease in these discretionary costs is primarily due to lower outside development costs.

As a percentage of net sales, selling, general and administrative expenses were 34% and 35% for the third quarter and nine months ended May 31, 2001, respectively, as compared to 31% and 33% for the three and nine month periods of fiscal 2000. The increase in costs as a percentage of net sales for the third quarter and first nine months of

2001 compared to the comparable period of fiscal 2000 is the result of a decline in sales. The decrease in actual costs for the three and nine months ended May 31, 2001 compared to the comparable periods of fiscal 2000 are primarily the result of a reduction in amortization of goodwill and other intangibles and advertising expenses.

The current provision for income taxes for the first nine months of fiscal 2001 represents expenses for state and federal income taxes, after utilization of available federal net operating loss carryforwards.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin established guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement and its implementation did not have a material impact on the Company's results of operations.

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

Limited Financial Resources and Losses from Operations. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 2001 and the years ended August 31, 2000, 1999 and 1998, the Company had net income or (losses) of approximately ($7,000), $355,000, $555,000, and $530,000, respectively. There can be no assurance that the Company will return to profitability. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will occur or that additional external funding will be obtainable, if such a need should arise.

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

Fluctuations in Sales and Operating Results. The annual growth rates experienced by the Company in certain years are not necessarily indicative of future annual growth rates. Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on the Company's operating results. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results, or such price pressure over an extended period could adversely affect the Company's long-term profitability.

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

Volatility of Stock Price. The Company's stock price is subject to significant volatility. If revenues or operating results in any quarter fail to meet the investment community's expectations, announcements of new products by the Company or its competitors and other events or factors could have an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

Part II. Other Information
---------------------------

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

                    There were no reports on Form 8-K filed for the three months ended May 31, 2001.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.


                                     International Electronics, Inc.


Date: 7/13/01                      /s/  John Waldstein
      -------                      -------------------------------
                                   John Waldstein, President,
                                   Treasurer and Chief Financial and Accounting
                                   Officer and duly authorized to sign.