Form 10KSB
period 2001-08-31
INTERNATIONAL ELECTRONICS INC
filed 2001-11-27
CIK 717751

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For fiscal year ended August 31, 2001
                       Commission File Number: 2-91218-B

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

                         Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                               (Title of class)

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

     State issuer's revenues for its most recent fiscal year:  $10,584,081

     As of November 2, 2001, 1,360,174 shares of the registrant's voting stock was held by non-affiliates of the registrant. In arriving at this number, registrant has considered officers and directors to be affiliates. Based on a price of $2.20 per share, (the average of the closing bid and asked price on November 2, 2001) the aggregate market value of the non-affiliate shares so held was approximately $2,990,000. As of November 2, 2001, 1,568,314 shares of the registrant's common stock were outstanding.

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

Products

Access Control and Digital Keypad Products and Technology

     The Company manufactures and markets a line of access control and digital keypad products sold under the trade names Secured Series(TM) and Door-Gard(TM). These products are sold in a variety of configurations including indoor and outdoor models, with magnetic card readers, proximity readers and keypads. They are also sold with several different hardware and software configurations. The Company also sells to OEM customers private label products containing its access control and keypad based technology.

     The command and control software can be used to add programmability by user and time, and controls up to four separate outputs. This software allows for up to 120 different users, each with his/her own unique code and can be used to control machinery, lights, closed circuit TV or doors.

     The access control version of the Door-Gard(TM) software includes features, which apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring. The Company also sells a version of its Door-Gard(TM) under the trade name prox.pad(TM). The prox.pad(TM) incorporates the use of both keypad and proximity technology. The prox.pad(TM) has been jointly developed by the Company and HID Corporation, a subsidiary of ASSA ABLOY AB of Sweden.

     The Company also markets and sells its Secured Series(TM) access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Systems features in the Secured Series(TM) product line include: 500 users, transaction buffer for event recording, hard copy printing of events, holiday schedules and time zone limitations (which allow users access depending upon time of day or day of week) as well as the ability to tie up to 32 doors together. Approximate prices paid by installing dealers for the digital keypads range from $50 to $300 and for the Secured Series(TM) product line from $150 to $400.

     The Company also markets a line of industrial access control products sold under the trade name PowerKey(TM). These products can control access to mobile assets such as forklifts or the AC version of the product which controls access to industrial machinery.

Glassbreak Detector Products

     A detector is the component in an alarm system that is activated by an intrusion or entry into protected premises. When activated, it sends a signal to a central control panel, the portion of the system that triggers the alarm. The Company's glassbreak products serve only the detection function, but are compatible with systems made and sold by most major manufacturers of central control panels, and can be incorporated into both hard wired and certain wireless systems. These products are used in a system in conjunction with other forms of detectors such as those which detect the opening of a door or window. The Company markets an audio glassbreak detector under the trade name Tri-Gard(TM) and a vibration sensor glassbreak detector under the trade name Viper.

  Tri-Gard(TM)

     Since 1987, the Company has marketed an audio glassbreak detector under the trade name Tri-Gard(TM). Audio detectors work much like the human ear. All noises are heard by the detector and then compared to a certain set of criteria. If the sound made meets certain criteria, then the unit determines the sound is breaking glass and activates an alarm. Because of the wide variety of noise in the background, which can easily confuse an audio detector, stability is a major factor if the unit is to be successful. Audio detectors are used in residential, commercial and industrial applications. The cost of these units to the installing dealers is approximately $22 to $40 per unit. The Tri-Gard(TM) models: 550, 552, 510 and 511 have received Underwriters Laboratories listing.

  Viper Vibration Detector

     A vibration sensor is used to detect vibrations of a set magnitude in certain materials such as glass, wood, plastic, concrete or metal. The Viper has a custom integrated circuit that does internal signal processing so that it can be adjusted for different materials and shock values. The cost of these units to the installing dealers is approximately $25 to $35 per unit.

     In 1992 the Company signed an agreement with Weyrad Electronics, Ltd. of Weymouth, England to act as a distributor for their Viper vibration detector in North, South and Central America. In 1999 the Viper product line was sold to Chloride Safety Systems Limited ("Chloride"). In May 2000 the Company signed a Mutual Distribution Agreement whereby the Company would resell certain Chloride products in the United States and Chloride would resell certain of the Company's products in Europe.

Voice Verification Products and Technology

     In June 1990, the Company acquired substantially all of the outstanding common, and all preferred stock of Ecco in exchange for 379,699 unregistered shares of the Company's common stock. Ecco has been engaged in designing, manufacturing, and selling voice verification systems.

Ecco, which was founded in 1983, financed its operations and development efforts through private sales of securities resulting in net proceeds of approximately $5,500,000. The acquisition was accounted for under the purchase method of accounting.

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

Sales and Marketing

     The principal market for the Company is the United States, where it sells its products through a network of security equipment distributors and installation companies. The Company also sells and markets its products in North and South America, Europe, Asia, South Africa, the Middle East and Australia/New Zealand.

     The Company presently employs fourteen people in sales and marketing. The Company's Vice President of Sales and Marketing coordinates the activities of the outside sales representatives and inside sales personnel. The outside sales personnel contact dealers and distributors to provide ongoing sales and technical support for the Company's products. The inside sales personnel are responsible for incoming sales calls and telemarketing. The Company also utilizes manufacturer's representatives for certain territories.

     The Company sells its products primarily to installers and distributors of alarm security equipment. The Company's customers include: ADI, Clark Security Products, Sargent Lock Company and Security Lock. Sales to the Company's two largest customers accounted for approximately 35% and 11% of the Company's total net sales for the fiscal year ended August 31, 2001.

     While the Company's relationship with large customers provides it with a substantial market for its products, the dependence on large volume sales to such large customers creates a vulnerability. The loss of any such large customer could have a serious adverse effect on the Company's sales.

     The Company is also aware that manufacturers in Europe, Asia and elsewhere fabricate products similar to the Company's products. Some of these manufacturers may produce their units at a lower cost than the Company's cost. The introduction of such a product to the United States market could have a substantial adverse effect on the Company's sales.

     The Company provides sales support through national advertising, periodic mailings and by participation at national and regional industry trade shows. The Company presently attends several national trade shows per year, and complements these shows by displaying its products at regional alarm shows. In fiscal 1997, the Company established a wholly owned subsidiary, International Electronics Europe Limited, located in the United Kingdom to market and sell the Company's products. The office was closed as of August 31, 1999, and the Company currently has no employees at its European subsidiary. The Company generally sells into overseas markets through distributors in certain countries. The Company also participates with some of its distributors in cooperative advertising programs.

Overseas Components and Production

     The Company is currently having some of its finished products manufactured in Asia. The Company sources a significant amount of components and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environments will remain sufficiently stable to allow reliable and consistent delivery of product.

Product Sources of Revenue

     The Company's various products have provided revenues during the last three fiscal years as follows:
                                              Voice
        Access Control      Glassbreak        Verification
        and Keypad          Detectors         & Other              Total
        ------------        ---------         -------              -----
2001     $ 9,992,730        $591,351          $     0        $10,584,081
2000      10,716,817         735,461                0         11,452,278
1999       8,464,419         898,157           62,993          9,425,569


Domestic and Foreign Sales

     The percentages of domestic and foreign sales for the Company's products for the last three fiscal years are as follows:

                           Domestic       Foreign
                           --------       -------
               2001           90%           10%
               2000           92             8
               1999           90            10


Manufacturing and Raw Materials

     The Company performs in-house manufacturing for its Access Control, Keypad and Tri-Gard(TM) product lines. The Company is dependent upon sole source suppliers for a number of key components and parts used in the Company's products. Some of the Company's largest principal suppliers include HID Corporation and Future Electronics, Inc. There can be no assurance that these suppliers will be able to meet the Company's future requirements for such components or that the components will be available to the Company at favorable prices. Any extended interruption in the supply of any such components could have a material adverse effect on the Company's operating results in any given period.

Backlog

     The Company's backlog of firm scheduled orders as of August 31, 2001, was approximately $885,000. Its backlog as of August 31, 2000 was approximately $315,000. The increase in 2001 from 2000 is primarily due to an increase in OEM orders partially offset by decreases in access control and keypad orders. The Company believes that the majority of its backlog will be shipped during fiscal 2002.

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

     There are many manufacturers of access control equipment including Westinghouse, Casi Rusco Electronics Systems, Inc., Northern Computers, Inc., Cardkey, Inc., Software House, Inc., Continental Instruments, Inc., American Magnetics Corporation, Keri Systems, Kantech, Radionics, Ademco and Corby, Inc. Competition for the industrial access control product line includes I.D. Systems, Inc. and Remote Equipment Systems, Inc.

     There are numerous manufacturers of keypads selling in the United States market including the following competitors: Corby, Inc., Visonic Ltd., USP, Inc., Crow Electronics Engineering, Inc., Securitron Magnalock Corp., Locknetics Security Engineering, Security Door Controls, Alarm Lock, Inc., Ilco Unican Engineering, Inc., Essex Electronics, Inc., and Sentrol, Inc.

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

     The Company also faces competition in the positive identification access control market from other biometric systems. Some of these other biometric systems, and some of the companies that produce them include: fingerprint, (Bioscript, Inc., Identix, Inc., American Biometric Company, Sony, Saflink Corporation, Precise Biometrics and Thompson-CFS), hand geometry (Recognition Systems), palm print, optical systems (Iridian Technologies and Eye Dentify Systems), signature (Pen Op, Communication Intelligence and AEA) and facial recognition (Visionics and Viisage).

Working Capital

     During fiscal 2001, the Company depended on its existing cash balances to provide working capital. As of August 31, 2001, the Company had a demand bank line of credit available for borrowings of up to $1,000,000 which could be used for working capital purposes and an additional line of credit available for $132,000 for equipment purchases. The Company expects its working capital requirements for fiscal 2002 to be provided from its cash reserves and its line of credit plus anticipated cash from operations. As of August 31, 2001, there were no borrowings outstanding under the demand line of credit and approximately $418,000 in borrowings outstanding as equipment debt. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations".

Research and Development

     The Company presently employs eight people in research and development. The Company also utilizes certain consultants and subcontractors on an as-needed basis with the Company's employees supervising such work. Research and development expenditures were approximately $1,045,000, $1,202,000 and $731,000 during fiscal 2001, 2000 and 1999, respectively. The Company's net sales include research and development revenues from customers of approximately $173,000, $100,000 and $35,000 during fiscal 2001, 2000 and 1999, respectively.

Employees

     As of November 1, 2001, the Company had 64 employees, of which 59 were full-time employees. Of these 64 employees, 14 were engaged in sales and marketing, 8 were involved in product development, 27 in manufacturing, 6 in customer service and 9 employees were providing management and administrative services.

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

Item 2.                           Properties

     The Company's administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and currently consist of approximately 20,740 square feet of space. The Company occupies this facility under a lease expiring April 30, 2004, at an annual rent of $145,000 plus utilities, maintenance and certain real estate taxes. The property used by the Company is in good condition.

Item 3.                        Legal Proceedings

                                     None

Item 4.                 Submission of Matters to a Vote
                              of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

Item 5.              Market for Registrant's Common Equity
                        and Related Stockholder Matters

     The Company's securities have been traded in the over-the-counter market since July 5, 1983. Since October 30, 1987, the Company's common stock has been quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Company's common stock currently trades on the NASDAQ SmallCap Market.

     The NASD standards for a company's stock to maintain its listing on NASDAQ include maintaining a minimum bid price of $1.00 per share and stockholders' equity of $2,500,000 or alternatively net income of $500,000 for the last fiscal year or in two of the three most recently completed fiscal years. In fiscal 2001, the Company met the $2,500,000 stockholders' equity standard.

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

                                                  Sales Prices
                                               ------------------
                                               High           Low
                                               ----           ---

     Fiscal Year 2001:
          First Quarter                       $2.50         $2.00
          Second Quarter                       2.53          1.75
          Third Quarter                        2.44          1.40
          Fourth Quarter                       1.75          1.30

     Fiscal Year 2000:
          First Quarter                        3.13          1.63
          Second Quarter                       3.72          1.75
          Third Quarter                        3.25          2.00
          Fourth Quarter                       3.00          2.00


     As of November 2, 2001, there were approximately 450 shareholders of record of the Company's common stock. The Company believes that a substantial number of shares of the Company's common stock are held by nominees and estimates that there are approximately 1,700 beneficial owners of the Company's shares. The Company has never paid dividends to its shareholders. The Company's credit agreements contain certain restrictive covenants including restricting the payment of dividends.

Item 6.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of August 31, 2001, the Company had $2,613,067 in working capital as compared to $2,456,956 at August 31, 2000. The ratio of current assets to current liabilities as of August 31, 2001 was 2.7, as compared to 2.4 in 2000 and 2.2 in 1999. The debt to equity ratio was 0.6 at August 31, 2001 and 0.7 at both August 31, 2000 and 1999. The increases in working capital and current ratio and decrease in debt to equity ratio in 2001 from 2000 are primarily due to the Company's operating income and a reduction in current liabilities. The increase in the current ratio in 2000 from 1999 is primarily the result of the Company's operating income and the deferred income tax assets for fiscal 2000.

     Net capital expenditures were $299,382, $291,221 and $346,679 in fiscal years ending August 31, 2001, 2000 and 1999, respectively. The Company anticipates having up to $740,000 in total capital expenditures primarily for the purchase of leasehold improvements, production and other equipment, and tooling costs during fiscal 2002.

     As of August 31, 2001, the Company has available a $132,000 equipment line of credit expiring February 28, 2002 and a bank demand line of credit available of up to $1,000,000. See Notes 5 and 6 to the Consolidated Financial Statements. As of August 31, 2001, the Company had no outstanding borrowings under the demand line of credit and had approximately $418,000 in borrowings outstanding under equipment lines of credit.

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

Results of Operations

Fiscal years ended August 31, 2001, 2000 and 1999

     Net sales in 2001 decreased 8% from 2000 while 2000 sales increased 22% from 1999. The reduction in sales for 2001 is due to decreases in access control, accessory, glassbreak, and OEM product lines, partially offset by increases in the keypad and vertical market product lines. The increase in sales for 2000 is due to an increase in access control, keypad and OEM sales, partially offset by decreases in glassbreak and vertical market product line sales.

     The ratios of gross profit to sales were 44% in 2001, 45% in 2000 and 47% in 1999. The decreases in gross profit ratios are due to product mix and additional manufacturing costs.

     Research and development expenses were $1,045,389 in 2001, as compared to $1,201,859 in 2000 and $731,302 in 1999. The reduction in costs in 2001 from 2000 is primarily due to decreases in personnel and related expenses and consultants. The increase in costs in 2000 from 1999 is primarily due to an increase in personnel and related expenses and consultants.

     As a percentage of net sales, selling, general and administrative expenses were both 33% in 2001 and 2000, and 36% in 1999. The decrease in expenses as a percentage of net sales in 2000 from the 1999 level is primarily due to decreases in bad debt, sales samples, amortization expense, and the closing of the Company's European sales office, partially offset by increased depreciation expense and renovation costs, combined with improved sales efficiencies.

     Other income decreased approximately $5,000 in 2001 from 2000 primarily due to a decrease in interest income because of lower rates on invested balances. Other income increased approximately $44,000 in 2000 from 1999 primarily due to an increase in interest income because of higher invested balances.

     The Company's effective income tax rate which includes current and deferred taxes is 21% for 2001, (29%) for 2000, and (89)% for 1999. The difference between the effective tax rate and the federal statutory rate for fiscal 2001 is primarily the result of utilization of net operating loss carryforwards. The Company's effective tax rate in 2000 and 1999 differs from the federal statutory rate because of the deferred tax asset recorded during the fiscal years and utilization of federal net operating loss carryforwards.

Impact of Inflation and Changing Prices

     The Company does not believe that inflation or changing prices have had a significant impact on its operations.

Recent Accounting Pronouncements

     During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133 is effective in fiscal year 2001. The implementation of this statement did not have a material impact on the Company's consolidated financial statements because the Company did not have any derivative instruments.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin established guidelines for revenue recognition. The implementation of this SAB in fiscal year 2001 did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. The Company does not expect that the implementation of SFAS No's. 141 and 142 will have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company is required to implement SFAS No. 144 on September 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

     Limited Financial Resources. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2001, 2000 and 1999 the Company had net income of approximately $136,000, $355,000 and $555,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

     Dependence on Key Employees. The business of the Company is dependent upon the efforts of John Waldstein and certain other key management and technical employees. The loss or prolonged disability of such personnel could have a significant adverse effect on the business of the Company. The Company presently maintains a key man life insurance policy of $1,000,000 on John Waldstein, President and Chief Executive Officer and Treasurer.

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

     Fluctuations in Sales and Operating Results. Operating results may fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, the Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, the Company may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on the Company's operating results in a quarter. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results, or such price pressure over an extended period could adversely affect the Company's long-term profitability.

     The Company establishes its expenditure levels for sales and marketing and other expenses based, in large part, on its expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of the Company's expenses vary with its sales in the short-term.

     Concentration of Customers. The Company has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to the Company's two largest customers accounted for approximately 46% of the Company's total net sales for the fiscal year ended August 31, 2001. The Company's industry has recently experienced significant consolidation, which may further increase the Company's concentration among its major customers. There can be no assurance that the Company's major customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The Company's operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to the Company or were to delay paying or fail to pay the Company's receivables from such customer.

     General Economic Conditions. Our business is subject to the effects of general economic conditions in the United States and globally. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience adverse impacts on our business, operating results and financial condition.

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

     Foreign Sales. During the year ended August 31, 2001, the Company's foreign sales represented approximately 10% of net sales. There may be a reduction in the Company's foreign sales from the 2001 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

     Limited Market for Common Stock. There is a limited market for the Company's common stock and there can be no assurance that even this limited market will be sustained. Holders of the Company's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

     Maintain Listing on NASDAQ. There can be no assurance that the Company will continue to meet the NASDAQ SmallCap standards to maintain its listing on NASDAQ. If the Company is unable to maintain its listing on NASDAQ, holders of the Company's common stock may have difficulty selling their shares at a favorable price. See Item 5-"Market for Registrant's Common Equity and Related Stockholder Matters."

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

Item 8.                Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure

                                Not Applicable

                                   PART III

Item 9.       Directors and Executive Officers of the Registrant

                                             First Elected
Name                            Age          Director         Position
----                            ---          --------         --------
John Waldstein                   48          1982             President, Chief Executive Officer,
                                                              Treasurer, Chief Financial Officer,
                                                              and Chairman of the Board
James C. Brierley, Jr.           50            -              Vice President of Sales and
                                                              Marketing
Christopher Hentschel            57            -              Vice President of Engineering
Heath Paley                      53          1990             Director
Diane Balcom                     59          1989             Director
Kenneth Moyes                    45          1998             Director



     The Company anticipates that an annual meeting of shareholders will be held in April 2002. The term of office of each director expires as follows:

          John Waldstein     At the annual meeting of shareholders anticipated
                             to occur in April 2003
          Heath Paley        At the annual meeting of shareholders anticipated
                             to occur in April 2004
          Diane Balcom       At the annual meeting of shareholders anticipated
                             to occur in April 2002
          Kenneth Moyes      At the annual meeting of shareholders anticipated
                             to occur in April 2002

     John Waldstein has been employed by the Company since 1978, has been Treasurer since March 1982, was Vice President between January 1983 and May 1988, Chief Financial Officer since February 1988, Chief Operating Officer from February 1988 to May 1988, President and Chief Executive Officer since May 1988, and Chairman of the Board since November 1990. Mr. Waldstein is a graduate of Harvard College. See "Item 10-Executive Compensation."

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

     Diane Balcom became a member of the Board of Directors in July 1989. Since February 2001, Ms. Balcom has served as an independent consultant to a variety of non-profit organizations in southwestern Pennsylvania. From October 1998 to February 2001, Ms. Balcom served as the Executive Director of the Pittsburgh Mercy Foundation. From September 1997 to September 1998, she held the position of Director of Development for Children's Hospital of Pittsburgh. From August 1994 to August 1997, Ms. Balcom was the Chapter Director of the Juvenile Diabetes Foundation of Western Pennsylvania. She has been an adviser to the Company on corporate and financial matters since 1985. From January 1989 to August 1994, Ms. Balcom operated a consulting practice, which provided services related to private and public financing for small and medium-sized companies. From March 1987 to January 1989, she served as Vice President and Chief Financial Officer for Environmental Diagnostics, Inc., a publicly held company. Prior to that, Ms. Balcom held various senior management positions in Corporate Finance and Research for 13 years with brokerage firms on the West Coast.

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

     The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2001.

Item 10.                    Executive Compensation

     The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 2001, of the Company's President and Chief Executive Officer, and two other executive officers of the Company who received at least $100,000 of compensation during any of these years (the "Named Executive Officers"):

                          Summary Compensation Table

                                                                          Long-Term
                                                                        Compensation
                                    Annual Compensation(2)              ------------
                              -----------------------------------          Options             All Other
Name                          Year    Salary       Commission/Bonus(3)    (Shares)          Compensation(1)
----                          ----    -------      -------------------    --------         ----------------
John Waldstein                2001   $155,536            $ 9,091            7,000              $15,656
President and                 2000    145,217             50,000           12,500               16,234
Chief Executive Officer       1999    141,014              7,000           29,500               16,233

James Brierley, Jr.           2001    124,885               -                -                    -
Vice President of             2000    120,065              9,500            5,000                 -
Sales and Marketing           1999     99,959             16,000             -                    -

Christopher Hentschel         2001    116,550               -                -                    -
Vice President of             2000    105,196              6,000            5,000                 -
Engineering                   1999     96,972              8,000            3,333                 -

(1) Represents the cost of a split dollar whole life insurance policy with a face value of $1,005,000 as of August 31, 2001 and a long-term disability policy. The Company is a beneficiary of the life insurance policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase the life insurance policy upon termination of his employment for the cash surrender value as of August 31, 2001.

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

Options Granted During Fiscal 2001

     The following table sets forth certain information with respect to the grant of stock options in fiscal 2001 to any of the Named Executive Officers:

                                                                           Potential Realizable
                                     Individual Grants                       Value of Assumed
                   ----------------------------------------------------      Annual Rates of
                   Number of      Percent of                                   Stock Price
                    Shares       Total Options                               Appreciation for
                  Underlying      Granted To       Exercise                  Option Term (2)
                    Options        Employees         Price     Expiration    -------  -------
Name              Granted (1)       In Year        Per Share      Date        5%($)     10%($)
----              -------           -------        ---------      ----        ------    ------
John Waldstein       7,000            15%            $1.70    Aug. 30, 2010    $7,484   $18,966

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

Compensation on Involuntary Termination

     John Waldstein has an employment contract with the Company which provides for certain compensation to be paid to him if he is discharged by the Company without cause, as defined before the end of the term of his contract. Mr. Waldstein has a continuous three-year employment contract with a current minimum annual salary of approximately $160,000, subject to adjustment for inflation, plus an annual minimum bonus of $50,000 payable upon the achievement of specified goals and objectives. The salary and bonus of Mr. Waldstein is subject to performance reviews and annual adjustment as determined by the Company's Compensation Committee.

     If the employment of Mr. Waldstein is terminated by the Company without cause, including the election of a slate of board of director members not approved by Mr. Waldstein or a change in status as a result of an acquisition, merger or sale of assets (an "Acquisition"), the Company is obligated to pay at such termination an amount equal to his total salary and benefits to the conclusion of the contract period. In the event of an Acquisition of the Company, Mr. Waldstein's base salary shall increase to a minimum annual salary of $175,000, based on future adjustments for inflation. As of November 1, 2001, John Waldstein's base salary to the conclusion of his contract period is approximately $480,000, plus future cost of living adjustments.

     After an Acquisition of the Company, provided Mr. Waldstein continues his employment for at least a six-month period, and he subsequently voluntarily resigns, he shall be paid severance of one year's compensation and benefits. For each additional six months that he works thereafter, in the event Mr. Waldstein subsequently voluntarily resigns, he shall be paid severance of an additional six months compensation and benefits provided any such severance payments shall not exceed three years of compensation.

     In addition to the foregoing, the Company also has employment arrangements with certain key management (including Messrs. Brierley and Hentschel) that require salary and benefit continuation for one year in the event of a termination of such employment as a result of an Acquisition. As of August 31, 2001, the annual salaries of such management personnel represent an aggregate of $427,000.

Year End Option Table


The following table sets forth the number and value of unexercised options held as of August 31, 2001 by the Named Executive Officers:

                  Aggregated Option Exercises In Last Fiscal
                    Year and Fiscal Year End Option Values

                                                                                                   Value of Unexercised
                                                               Number of Unexercised             In-the-Money Options at
                               Shares                      Options at End of Fiscal 2001           End of Fiscal 2001 (1)
                             Acquired on    Value          -----------------------------        ---------------------------
Name                          Exercise    Realized (3)       Exercisable    Unexercisable       Exercisable  Unexercisable
-----                         -------     -----------        ------------   -------------       ------------ --------------
John Waldstein (2)            13,333       $12,466            117,792         34,875             $103,945      $24,161
James Brierley, Jr.             -             -                27,500          2,500               22,075        2,125
Christopher Hentschel           -             -                17,584          3,417               10,722        2,421

(1) Difference between the fair market value of the underlying common stock on November 2, 2001 and the exercise price.

(2) Includes warrants to purchase an aggregate of 35,000 shares of common stock. See Note 9 to the Consolidated Financial Statements.

(3) Difference between fair market value of the underlying common stock on the date of exercise and the exercise price, multiplied by the number of shares issued upon exercise.

Compensation of Directors

     Directors who are not officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 2001, directors' fees were paid in the amounts of $3,500 to Ms. Balcom, $4,500 to Mr. Moyes and $3,500 to Mr. Paley.

Item 11.                 Security Ownership of Certain
                       Beneficial Owners and Management

     Set forth below is information concerning ownership of the Company's common stock as of November 2, 2001, (i) by all persons known by the Company to own beneficially 5% or more of the outstanding common stock, (ii) each director and Named Executive Officer of the Company and (iii) by all directors and executive officers as a group.

                                                               Percent of
                                                Number of     Common Stock
Name                                            Shares(1)        Owned
----                                            ---------        -----
Executive Officers and Directors:

        John Waldstein                           263,881(2)       15.6%
        c/o International Electronics, Inc.
        427 Turnpike Street
        Canton, Massachusetts

        Heath Paley                               44,852(3)        2.8%
        c/o International Electronics, Inc.
        427 Turnpike Street
        Canton, Massachusetts

        James Brierley, Jr.                       37,576(5)        2.4%
        c/o International Electronics, Inc.
        427 Turnpike Street
        Canton, Massachusetts

        Christopher Hentschel                     28,384(7)        1.8%
        c/o International Electronics, Inc.
        427 Turnpike Street
        Canton, Massachusetts

        Kenneth Moyes                             25,430(6)        1.6%
        526 Boston Post Road
        Wayland, Massachusetts

        Diane Balcom                              20,560(4)        1.3%
        1403 Sharps Hill Road
        Pittsburgh, Pennsylvania

        All directors and executive officers
        as a group (6 persons)                   420,683(8)       23.6%

5% Shareholders:

        Warren Paley                             217,267          13.9%
        3 Mill Street
        New Baltimore, New York

        Steven Tannenbaum                        209,627(9)       13.4%
        125 Country Club Road
        Newton, Massachusetts

       (see footnotes on following page)

(1) Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to the Company, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options which are exercisable currently or within sixty (60) days after November 2, 2001.

(2) Includes vested options and warrants to purchase an aggregate 122,042 shares of the Company's common stock granted at prices ranging from $0.74-$2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein's wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3) Includes vested options to purchase an aggregate 21,167 shares of the Company's common stock granted at prices ranging from $0.81-$2.81 per share.

(4) Includes vested options to purchase an aggregate 11,500 shares of the Company's common stock granted at prices ranging from $0.72-$2.81 per share.

(5) Includes vested options to purchase an aggregate 30,000 shares of the Company's common stock granted at prices ranging from $1.35-$2.54 per share.

(6) Includes 4,000 shares of common stock held in trust for the benefit of Mr. Moyes' minor children. Mr. Moyes serves as co-trustee of two such trusts. Includes vested options to purchase an aggregate 7,750 shares of the Company's common stock at prices ranging from $1.17-$2.81 per share.

(7) Includes vested options to purchase an aggregate 20,084 shares of the Company's common stock at prices ranging from $0.81-$2.54 per share.

(8) Includes vested options and warrants to purchase an aggregate 212,543 shares of the Company's common stock granted at prices ranging from $0.72-$2.81 per share.

(9) Includes 157,477 shares of common stock held by Greenwood Capital Limited Partnership ("GCLP"). Mr. Tannenbaum serves as the president, sole stockholder and sole director of Greenwood Investments, Inc., which is the sole general partner of GCLP and has sole voting and investment power with respect to such shares. With respect to the remaining 52,150 shares of common stock, Mr. Tannenbaum holds such shares jointly with his wife and has shared voting and investment power.

                                    PART IV

Item 12.        Certain Relationships and Related Transactions

                                     None

Item 13.        Exhibits, Financial Statement Schedules and
                             Reports on Form 8-K.

      (a)1. The following Consolidated Financial Statements are included in Item 7:

            Independent Auditors' Report

            Consolidated Balance Sheets as of August 31, 2001 and 2000

            Consolidated Statements of Income for the Years Ended August 31, 2001, 2000 and 1999

            Consolidated Statements of Shareholders' Equity for the Years Ended August 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the Years Ended August 31, 2001, 2000 and 1999

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

           (10)(a) Nonqualified Stock Option Plan is incorporated by reference to Exhibit 10.1(ll) of Post-Effective Amendment No. 2 of the Company's S-1.

           (10)(b) 1999 Stock Option Plan is incorporated by reference to the definitive proxy material for the 1999 special meeting in lieu of the annual meeting of shareholders.

           (10)(c) Stock Purchase Agreement dated as of June 19, 1990 by and among the Company and Ecco Industries, Inc. is incorporated by reference to Exhibit (2.1) on Form 8-K dated July 2, 1990.

           (10)(d) Lease for Canton, Massachusetts facility between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

           (10)(e) First amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated April 1, 1998 is incorporated by reference to Exhibit 10(k) on Form 10-KSB for the year ended August 31, 1998.

           (10)(f) Second amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated January 28, 1999 is incorporated by reference to 10(m) on Form 10-KSB for the year ended August 31, 1999.

           (10)(g) Third amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated September 27, 1999 is incorporated by reference to 10(n) on Form 10-KSB for the year ended August 31, 1999.

           (10)(h) Fourth amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated October 31, 2001.

           (10)(i) 2001 Restatement of the Employment, Non-Disclosure, and Non-Compete Agreement for John Waldstein dated September 13, 2001.

           (21)    Subsidiaries of the Registrant.

   (b)     Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL ELECTRONICS, INC.

Date:  November 27, 2001      By:  /s/ John Waldstein
                                 ------------------------------------------
                              John Waldstein, President and Chief Executive
                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                Title                                            Date
---------                                                -----                                            ----
        /s/ John Waldstein                         President and Chief                               November 27, 2001
-----------------------------------                Executive Officer, Treasurer,
            John Waldstein                         Chief Financial and Accounting
                                                   Officer, Chairman of the Board
                                                   and a Director

        /s/ Heath Paley                            Director                                          November 27, 2001
-----------------------------------
            Heath Paley

        /s/ Kenneth  Moyes                         Director                                          November 27, 2001
-----------------------------------
            Kenneth Moyes

        /s/ Diane  Balcom                          Director                                          November 27, 2001
-----------------------------------
            Diane Balcom

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES


TABLE OF CONTENTS
------------------------------------------------------------------------------

                                                                          Page
INDEPENDENT AUDITORS' REPORT                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 2001,
 2000 AND 1999:

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

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of
 International Electronics, Inc.
Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiaries (the "Company") as of August 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2001. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
--------------------------------
Boston, Massachusetts
November 9, 2001

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2001 AND 2000
------------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                     2001            2000
CURRENT ASSETS:
  Cash and cash equivalents                             $1,549,954      $1,642,359
  Accounts receivable, net of allowances for
    doubtful accounts and returns of $215,000
    and $171,000 in 2001 and 2000, respectively          1,211,884       1,135,128
  Inventories                                              848,742         831,993
  Deferred income taxes                                    330,000         348,000
  Other current assets                                     239,486         250,097
                                                        ----------      ----------

           Total current assets                          4,180,066       4,207,577
                                                        ----------      ----------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                476,359         505,101
                                                        ----------      ----------

OTHER ASSETS:
  Deferred income taxes                                     88,000          76,000
  Other                                                     36,711          11,950
                                                        ----------      ----------

           Total other assets                              124,711          87,950


                                                        ----------      ----------

                                                        $4,781,136      $4,800,628
                                                        ==========      ==========


   LIABILITIES AND SHAREHOLDERS' EQUITY                       2001            2000
   CURRENT LIABILITIES:
     Accounts payable                                  $   330,627    $    444,884
     Accrued expenses                                      987,306       1,118,401
     Income taxes payable                                   31,000          15,000
     Current portion of long-term obligations              218,066         172,336
                                                        -----------   ------------

         Total current liabilities                       1,566,999       1,750,621
                                                        -----------   ------------

   LONG-TERM OBLIGATIONS - less
   current portion                                         201,488         188,543
                                                        -----------   ------------

   COMMITMENTS


   SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value - authorized,
    5,984,375 shares; issued, 1,589,313 and
    1,570,813 shares in 2001 and 2000, respectively         15,893          15,708
   Capital in excess of par value                        4,868,791       4,853,991
   Accumulated deficit                                  (1,833,391)     (1,969,591)
   Treasury stock, at cost - 35,000 shares                 (38,644)        (38,644)
                                                        -----------   ------------

         Total shareholders' equity                      3,012,649       2,861,464
                                                        -----------   ------------

                                                       $ 4,781,136    $  4,800,628
                                                        ===========   ============

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                      2001              2000              1999
NET SALES                                        $10,584,081        $11,452,278        $9,425,569

COST OF SALES                                      5,884,800          6,295,556         5,028,089
                                                 -----------        -----------        ----------

GROSS PROFIT                                       4,699,281          5,156,722         4,397,480
                                                 -----------        -----------        ----------

OPERATING EXPENSES:
  Research and development costs                   1,045,389          1,201,859           731,302
  Selling, general and administrative expenses     3,525,479          3,732,147         3,394,207
                                                 -----------        -----------        ----------

         Total operating expenses                  4,570,868          4,934,006         4,125,509
                                                 -----------        -----------        ----------

INCOME FROM OPERATIONS                               128,413            222,716           271,971

INTEREST EXPENSE                                     (32,329)           (29,706)          (15,680)

OTHER INCOME                                          77,116             81,755            37,379
                                                 -----------        -----------        ----------

INCOME BEFORE INCOME TAXES                           173,200            274,765           293,670

PROVISION (BENEFIT) FOR INCOME TAXES                  37,000            (80,000)         (261,800)
                                                 -----------        -----------        ----------

NET INCOME                                       $   136,200        $   354,765        $  555,470
                                                 ===========        ===========        ==========


NET INCOME PER SHARE:
  Basic                                          $      0.09        $      0.23        $     0.37
                                                 ===========        ===========        ==========

  Diluted                                        $      0.08        $      0.21        $     0.35
                                                 ===========        ===========        ==========

SHARES USED IN COMPUTING NET INCOME
  PER SHARE:
    Basic                                          1,539,145          1,524,964         1,493,479
                                                 ===========        ===========        ==========

    Diluted                                        1,647,282          1,688,549         1,574,279
                                                 ===========        ===========        ==========


See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                         Capital in
                                                        Common Stock     Excess of    Accumulated    Treasury Stock
                                                      Shares   Amount    Par Value      Deficit      Shares     Cost        Total
BALANCE, SEPTEMBER 1, 1998                          1,528,301  $ 15,283  $4,796,149  $ (2,879,826)   35,000  $ (38,644)  $ 1,892,962

  Issuance of stock warrants                                -         -       6,356             -         -          -         6,356

  Stock issued upon exercise of stock warrants          5,000        50       4,450             -         -          -         4,500

  Net income                                                -         -           -       555,470         -          -       555,470
                                                   ----------  --------  ----------  ------------    ------  ---------   -----------

BALANCE, AUGUST 31, 1999                            1,533,301    15,333   4,806,955    (2,324,356)   35,000    (38,644)    2,459,288

  Issuance of stock options                                 -         -       7,074             -         -          -         7,074

  Stock issued upon exercise of stock options
    and warrants                                       37,512       375      39,962             -         -          -        40,337

  Net income                                                -         -           -       354,765         -          -       354,765
                                                   ----------  --------  ----------  ------------    ------  ---------   -----------

BALANCE, AUGUST 31, 2000                            1,570,813    15,708   4,853,991    (1,969,591)   35,000    (38,644)    2,861,464

  Stock issued upon exercise of stock options          18,500       185      14,800             -         -          -        14,985

  Net income                                                -         -           -       136,200         -          -       136,200
                                                   ----------  --------  ----------  ------------    ------  ---------   -----------

BALANCE, AUGUST 31, 2001                            1,589,313  $ 15,893  $4,868,791  $ (1,833,391)   35,000  $ (38,644)  $ 3,012,649
                                                   ==========  ========  ==========  ============    ======  =========   ===========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                            2001         2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  136,200    $  354,765    $  555,470
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        329,374       343,691       306,505
      Stock options and warrants issued for
       professional services                                     -         7,074         6,356
      Deferred income taxes                                  6,000       (95,000)     (329,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                (76,756)     (410,796)      262,071
        Inventories                                        (16,749)      201,104      (286,527)
        Other current assets                                10,611       (67,926)      (28,355)
        Accounts payable and accrued expenses             (245,352)      144,546       190,578
        Income taxes payable                                16,000       (47,000)       18,000
                                                        ----------    ----------    ----------

           Net cash provided by operating activities       159,328       430,458       695,098
                                                        ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchase of equipment and furniture                 (299,382)     (291,221)     (346,679)
  Other assets                                             (26,011)            -             -
                                                        ----------    ----------    ----------

           Net cash used in investing activities          (325,393)     (291,221)     (346,679)
                                                        ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to debt obligations                            256,748       280,727       157,390
  Payments of debt obligations                            (198,073)     (144,974)      (79,153)
  Proceeds from exercise of stock options and               14,985        40,337         4,500
   warrants                                             ----------    ----------    ----------

           Net cash provided by financing activities        73,660       176,090        82,737
                                                        ----------    ----------    ----------

CASH AND CASH EQUIVALENTS - (Decrease) increase            (92,405)      315,327       431,156
 during the year

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,642,359     1,327,032       895,876
                                                        ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                  $1,549,954    $1,642,359    $1,327,032
                                                        ==========    ==========    ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                        $   31,538    $   29,984    $   15,680
                                                        ==========    ==========    ==========

   Income taxes paid                                    $      425    $    2,500    $   52,868
                                                        ==========    ==========    ==========

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES

   Description of the Business - International Electronics, Inc. and subsidiaries (the "Company") designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

   Principles of Consolidation - The accompanying consolidated financial statements include the accounts of International Electronics, Inc. and its majority-owned subsidiary, Ecco Industries, Inc. ("Ecco") and its wholly owned subsidiary International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

   Cash Equivalents - The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

   Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which constitute financial instruments approximate their recorded value.

   Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The majority of the Company's cash is maintained with a commercial bank. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see Note 11).

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Reserves are recorded for slow-moving, obsolete, unsalable or unusable items based upon a product-level review.

   Property and Equipment - Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the applicable assets, including capital leases.

                                                              Estimated
                                                                Lives

      Machinery and equipment                                 3-5 years
      Office furniture and equipment                          3-7 years
      Leasehold improvements                                Life of lease

   Other Assets - Other assets include a license for certain technology embedded in the Company's products. The license is amortized over its estimated three-year useful life.

   Significant Estimates and Assumptions - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition - Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, the Company recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on the Company's historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition.

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

   The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share:

                                                         2001         2000         1999
     Weighted-average shares outstanding for
      basic net income per share                       1,539,145    1,524,964    1,493,479
     Effect of dilutive option and warrant shares        108,137      163,585       80,800
                                                      ----------   ----------   ----------

     Total shares for diluted net income per share     1,647,282    1,688,549    1,574,279
                                                      ==========   ==========   ==========

   The calculations for diluted net income per share do not include aggregate stock options and warrants of 186,667, 36,000 and 77,037 for the years ended August 31, 2001, 2000 and 1999, respectively.

   Employee Stock-Based Compensation - The Company uses the intrinsic-value-based method of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to account for all of its employee and director stock-based compensation plans.

   Nonemployee Stock-Based Compensation - The Company complies with the provisions of SFAS No. 123 relating to the accounting for awards of stock-based compensation to nonemployees. Accordingly, stock-based compensation awarded to nonemployees is accounted for using the fair-value method.

   Comprehensive Income - The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the three years ended August 31, 2001 does not differ from the reported net income.

   Disclosure About Segments of an Enterprise - The Company has adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected information about operating segments, products and services, geographic areas and major customers. Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. The Company has determined that it conducts its operations in one business segment.

   Reclassifications - Certain reclassifications have been made to prior year's financial statements to conform to the 2001 presentation.

   Recent Accounting Pronouncements - During 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133 is effective in fiscal year 2001. The implementation of this statement did not have a material impact on the Company's consolidated financial statements because the Company did not have any derivative instruments.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin established guidelines for revenue recognition. The implementation of this SAB in fiscal year 2001 did not have a material impact on the Company's consolidated financial statements.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. The Company does not expect that the implementation of SFAS Nos. 141 and 142 will have a material impact on its consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company is required to implement SFAS No. 144 on September 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

2. INVENTORIES

   Inventories at August 31 consist of the following:

                                                       2001           2000

     Raw materials and subassemblies               $   578,839    $   555,136
     Work-in-process                                   123,479        116,054
     Finished goods                                    146,424        160,803
                                                   -----------    -----------

                                                   $   848,742    $   831,993
                                                   ===========    ===========

3. PROPERTY AND EQUIPMENT

   Property and equipment at August 31 consist of the following:

                                                       2001           2000

     Machinery and equipment                       $ 1,228,567    $ 1,011,250
     Office furniture and equipment                  1,008,419        986,289
     Leasehold improvements                            165,113        161,181
                                                   -----------    -----------

                                                     2,402,099      2,158,720

     Less accumulated depreciation and
      amortization                                  (1,925,740)    (1,653,619)
                                                   -----------    -----------

                                                   $   476,359    $   505,101
                                                   ===========    ===========

4. ACCRUED EXPENSES

   Accrued expenses at August 31 consist of the following:

                                                       2001           2000

     Payroll and related amounts                   $   323,050    $   407,154
     Warranty                                          347,833        395,124
     Professional fees                                 150,952        157,039
     Other                                             165,471        159,084
                                                   -----------    -----------

                                                   $   987,306    $ 1,118,401
                                                   ===========    ===========

5. LONG-TERM OBLIGATIONS

   Long-term obligations at August 31 consist of the following:

                                                               2001           2000
     Equipment line of credit, 6.75% - 7.75% (Note 6)      $   417,948   $   347,424
     Collateralized 8% equipment loans, final payments
      through November 2001                                      1,606         7,727
     Capitalized lease obligations                                   -         5,728
                                                           -----------   -----------

                                                               419,554       360,879

     Less current portion                                     (218,066)     (172,336)
                                                           -----------   -----------

                                                           $   201,488   $   188,543
                                                           ===========   ===========

   The future principal payments on long-term obligations as of August 31, 2001 are $218,066 in 2002, $141,641 in 2003, and $59,847 in 2004.

6. BANK ARRANGEMENTS

   As of August 31, 2001, the Company has available an equipment line of credit that provides for borrowings of up to $132,000, expiring February 28, 2002 and a demand line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank's prime rate of interest, and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt to tangible net worth ratio, and annual net income. As of August 31, 2001, no borrowings have been made under the demand line of credit and the Company has an aggregate of $417,948 outstanding as equipment debt which is payable in monthly installments through August 2004 (Note 5).

7. COMMITMENTS

   Leases - The Company leases an administrative and production facility under an operating lease which expires in April 2004 at an annual rate of $145,000. The Company is responsible for certain real estate taxes, utilities and maintenance costs. Total rental expense for operating leases for the years ended August 31, 2001, 2000 and 1999 amounted to approximately $197,000, $198,000 and $171,000, respectively.

   Employment Arrangements - The Company has a continuous, three-year employment agreement with its President and Chief Executive Officer providing minimum annual aggregate compensation of approximately $160,000. This employment agreement contains certain termination provisions. In addition, the Company has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $427,000 in salaries as of August 31, 2001) in the event of a termination of such employment as a result of an acquisition, merger or sale of assets of the Company (an "Acquisition").

8. INCOME TAXES

   The provision (benefit) for income taxes is composed of the following for the years ended August 31:

                                                    2001           2000           1999
     Current:
       Federal                                 $          -   $          -    $      1,000
       State                                         31,000         15,000          58,700
       Foreign                                            -              -           7,500
                                               ------------   ------------    ------------

     Total current provision                         31,000         15,000          67,200
                                               ------------   ------------    ------------
     Deferred:
       Federal                                        5,000       (103,000)       (257,000)
       State                                          1,000          8,000         (72,000)
                                               ------------   ------------    ------------

     Total deferred provision (benefit)               6,000        (95,000)       (329,000)
                                               ------------   ------------    ------------

     Total provision (benefit)                 $     37,000   $    (80,000)   $   (261,800)
                                               ============   ============    ============

   The Company's effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

                                                            2001             2000           1999
     Statutory federal income tax rate                      34.0 %           34.0 %         34.0 %
     State income taxes, net of federal benefit             11.8              3.8           (1.0)
     Amortization of goodwill                                  -              7.8            9.9
     Other permanent items                                   0.9              4.1            4.7
     Recognition of previously reserved tax assets         (62.9)          (109.6)        (140.2)
     Other                                                  37.6             30.8            3.5
                                                           -----           ------         ------

     Effective tax rate                                     21.4 %          (29.1)%        (89.1)%
                                                           =====           ======         ======

   As of August 31, 2001, the Company has net operating loss carryforwards of approximately $760,000, expiring in varying amounts from 2004 to 2010 (primarily 2004 to 2007). Included in this amount is approximately $340,000 of net operating loss carryforwards which are limited to use against income of Ecco. Aggregate research and development credit carryforwards of $10,000 at August 31, 2001 expire in varying amounts through the year 2005. Net operating loss carryforwards may be limited in the event of certain circumstances, including significant changes in ownership interests.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances have been recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of some assets. During the years ended August 31, 2001 and 2000, the Company reduced its valuation allowance by $88,000 and $301,000, respectively, because of utilization of the Company's net operating loss carryforwards.

   The following is a summary of the significant components of the Company's deferred tax assets at August 31:

                                                      2001             2000

     Deferred tax assets:
       Net operating loss carryforwards            $ 260,000        $ 348,000
       Tax credits                                    10,000           10,000
       Accounts receivable reserves                   86,000           68,000
       Inventories and related reserves              220,000          228,000
       Other                                          23,000           67,000
       Depreciation                                   89,000           61,000
       Valuation allowance                          (270,000)        (358,000)
                                                   ---------        ---------

                                                   $ 418,000        $ 424,000
                                                   =========        =========

9. CAPITAL TRANSACTIONS

   Stock Options - Since 1988, the Company has approved and reserved shares of common stock for nonqualified and incentive stock option plans for the benefit of certain employees, nonemployee directors, and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the "Committee"), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors and key advisors with vesting provisions established by the Committee. All of the options vest 100% and are fully exercisable in the event of an Acquisition of the Company. At August 31, 2001, 71,492 shares remain available for future grants.

   A summary of activity of the stock option plans is as follows:

                                                                      Weighted-Average
                                                                          Exercise
                                                            Shares     Price Per Share
     Outstanding, September 1, 1998                        321,767         $1.41
      Granted (weighted-average fair value of $0.84)        75,333          1.34
      Canceled/expired                                     (40,670)         1.56
                                                          --------

     Outstanding, August 31, 1999                          356,430          1.38
      Granted (weighted-average fair value of $1.66)        48,500          2.48
      Exercised                                            (20,000)         1.42
      Canceled/expired                                      (8,621)         1.28
                                                          --------

     Outstanding, August 31, 2000                          376,309          1.53
      Granted (weighted-average fair value of $1.36)        48,000          2.02
      Exercised                                            (18,500)         0.81
      Canceled/expired                                      (4,149)         1.19
                                                          --------

     Outstanding, August 31, 2001                          401,660         $1.63
                                                          ========         =====

     The following table summarizes information concerning outstanding and exercisable options as of August 31, 2001:

                                              Options Outstanding                               Options Exercisable
                              ------------------------------------------------------   ----------------------------------
                                                    Weighted-
                                                     Average
                                                    Remaining        Weighted-
                                                   Contractual        Average                              Weighted-
                Range of              Number          Life           Exercise               Number          Average
            Exercise Prices        Outstanding       (Years)           Price             Exercisable      Exercise Price
             $0.72 - $1.00            41,200           1.60            $ 0.80               41,200             $ 0.80
             $1.01 - $2.00           248,293           6.11              1.44              175,502               1.39
             $2.01 - $2.81           112,167           5.90              2.35               68,167               2.25
                                     -------                                               -------

                                     401,660           5.59            $ 1.63              284,869             $ 1.51
                                     =======           ====            ======              =======             ======

     Stock Warrants - The Company has issued stock warrants in connection with certain services and financing arrangements. A summary of activity of stock warrants is as follows:

                                               Consultants             Officers             Debt                Total
     Outstanding, September 1, 1998               51,167                35,000              2,512               88,679
       Exercised                                  (5,000)                    -                  -               (5,000)
                                                 -------                ------             ------              -------

     Outstanding, August 31, 1999                 46,167                35,000              2,512               83,679
       Exercised                                 (15,000)                    -             (2,512)             (17,512)
       Expired                                    (3,333)                    -                  -               (3,333)
                                                 -------                ------             ------              -------

     Outstanding, August 31, 2000                 27,834                35,000                  -               62,834
       Expired                                   (10,000)                    -                  -              (10,000)
                                                 -------                ------             ------              -------

     Outstanding, August 31, 2001
       (weighted-average exercise
       price of $1.29)                            17,834                35,000                  -               52,834
                                                 =======                ======             ======              =======

     Exercisable                                  17,834                35,000                  -               52,834
                                                 =======                ======             ======              =======

     Exercise prices                           $0.72 - $2.07         $0.74 - $2.12         $    -            $0.72 - $2.12
                                               =============         =============         ======            =============

     The Company has granted certain "piggy-back" rights to certain warrant holders with respect to the registration of such shares underlying the warrants with the Securities and Exchange Commission.

     Employee Stock-Based Compensation - With respect to employee and director stock-based compensation, the Company has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for employee and director stock-based compensation awarded under employee stock option plans as the option exercise price equals the market price of the underlying stock on the date of grant. If compensation cost had been determined for awards under the Company's employee and director stock option plans based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended August 31, 2001, 2000 and 1999 would have decreased to the pro forma amounts indicated below:

                                                                    2001              2000              1999
       Net income - as reported                                   $136,200          $354,765          $555,470
       Net income - pro forma                                       83,991           322,366           483,730
       Net income per share - diluted - as reported                   0.08              0.21              0.35
       Net income per share - diluted - pro forma                     0.05              0.19              0.31

     The pro forma disclosures presented are not necessarily representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 5.0% in 2001 and 5.5% in 2000 and 1999, an expected life of five years and an expected volatility of 80% and assumes no dividends will be paid for 2001, 2000 and 1999.

     Common Stock Reserved - Common stock reserved for future issuance at August 31, 2001 consists of the following:

       Stock warrants                                     52,834
       Stock options                                     473,152
                                                         -------
                                                         525,986
                                                         =======

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

11.  VENDORS, CUSTOMER AND INTERNATIONAL SALES

     The Company is dependent upon sole-source suppliers for a number of key components of its products. There can be no assurance that these suppliers will be able to meet the Company's future requirements for such components or that the components will be available at favorable terms. Any extended interruption in the supply of any such components or any significant price increase could have a material adverse effect on the Company's operating results in any given period.

     Two customers in 2001 and one customer in both 2000 and 1999 each contributed more than 10% of net sales, representing an aggregate of 46% of net sales in 2001, 36% in 2000, and 40% in 1999. The accounts receivable from these customers amounted to approximately $542,000 and $181,000 at August 31, 2001 and 2000, respectively.

     The Company sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. The Company believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on the Company's operating results in any given period. International sales, primarily to Canada, Europe and Asia, were approximately $1,038,000 in 2001, $918,000 in 2000 and $977,000
     in 1999. Substantially all of the Company's long-lived assets are located in the United States of America.

12.  OTHER INCOME

     Other income consists of the following for the years ended August 31:

                                             2001      2000     1999

       Interest                            $77,360   $77,530  $ 60,343
       Other (expense) income                 (244)    4,225   (22,964)
                                           -------   -------  --------

                                           $77,116   $81,755  $ 37,379
                                           =======   =======  ========

                                  * * * * * *

                         FINANCIAL STATEMENT SCHEDULE
                         FURNISHED PURSUANT TO THE
                         REQUIREMENTS OF FORM 10-KSB

                                                                     SCHEDULE II

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                      Additions
                                                  Balance at          Charged to        Charged to                    Balance at
                                                   Beginning          Costs and           Other        Deductions       End of
              Description                           of Year            Expenses          Accounts          (A)           Year

Allowance for doubtful accounts and returns:

  August 31, 2001                                  $171,000            $90,000            $   -         $(46,000)      $215,000

  August 31, 2000                                   201,000              2,000                -          (32,000)       171,000

  August 31, 1999                                   176,000             31,000                -           (6,000)       201,000


(A)  Net write-offs of bad debts (net of recoveries) and returns.

                        International Electronics, Inc.
                              Exhibits to 10-KSB

(10)(h) Fourth amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated October 31, 2001.

(10)(i) 2001 Restatement of the Employment, Non-Disclosure, and Non-Compete Agreement for John Waldstein dated September 13, 2001.

(21)     Subsidiaries of the Registrant.