Form 10QSB
period 2001-11-30
INTERNATIONAL ELECTRONICS INC
filed 2002-01-11
CIK 717751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended               November 30, 2001
                  --------------------------------------------------------------


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

         1,568,314 common shares were outstanding at December 31, 2001.

                         INTERNATIONAL ELECTRONICS, INC.
                         -------------------------------

                                      Index
                                      -----


Part I.     Financial Information:                                                    Page No.
                                                                                      -------
            Item 1: Financial Statements (unaudited)
                    -------------------------------

            Condensed Consolidated Balance Sheets, November 30, 2001
            and August 31, 2001                                                           2

            Condensed Consolidated Statements of Operations, three months
            ended November 30, 2001 and 2000                                              3

            Condensed Consolidated Statement of Shareholders' Equity,
            three months ended November 30, 2001                                          4

            Condensed Consolidated Statements of Cash Flows, three
            months ended November 30, 2001 and 2000                                       5

            Notes to Condensed Consolidated Financial Statements                        6-9

            Item 2: Management's Discussion and Analysis of
                    ---------------------------------------
                    Financial Condition and Results of Operations                     10-14
                    ---------------------------------------------


Part II.    Other Information:

            Item 6: Exhibits and Reports on Form 8-K                                     15
                    --------------------------------

            Signature                                                                    15
            ---------

                         INTERNATIONAL ELECTRONICS, INC.
                         ------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (unaudited)

                                                       Nov. 30, 2001           August 31, 2001
                                                       -------------           ---------------
ASSETS
------
Current assets:
    Cash and cash equivalents                          $ 1,796,737               $1,549,954
    Accounts receivable, net                               983,523                1,211,884
    Inventories                                            833,451                  848,742
    Deferred income taxes                                  331,000                  330,000
    Other current assets                                   267,896                  239,486
                                                       -----------               ----------
    Total current assets                                 4,212,607                4,180,066

Property and equipment, net                                514,133                  476,359

Other assets:
    Deferred income taxes                                   88,000                   88,000
    Other                                                   32,961                   36,711
                                                       -----------               ----------
    Total other assets                                     120,961                  124,711
                                                       -----------               ----------
                                                       $ 4,847,701               $4,781,136
                                                       ===========               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                   $   311,381                 $330,627
    Accrued expenses                                     1,083,083                  987,306
    Income taxes                                             9,000                   31,000
    Current portion of long-term obligations               203,339                  218,066
                                                       -----------               ----------
    Total current liabilities                            1,606,803                1,566,999

Long-term obligations                                      156,699                  201,488
Commitments

Shareholders' equity:
    Common stock, $0.01 par value:
      Authorized 5,984,375 shares
      Issued 1,603,314 and 1,589,313
      shares, respectively                                  16,033                   15,893
    Capital in excess of par value                       4,879,152                4,868,791
    Accumulated deficit                                 (1,772,342)              (1,833,391)
    Less treasury stock, at cost:
      35,000 shares                                        (38,644)                 (38,644)
                                                       -----------               ----------
      Total shareholders' equity                         3,084,199                3,012,649
                                                       -----------               ----------
                                                       $ 4,847,701               $4,781,136
                                                       ===========               ==========


See notes to unaudited condensed consolidated financial statements.

                         INTERNATIONAL ELECTRONICS, INC.
                         ------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (unaudited)

                                                    Three months ended
                                            ----------------------------------
                                            Nov. 30, 2001        Nov. 30, 2000
                                            -------------        -------------

Net sales                                   $   2,645,759        $   2,739,452

Cost of sales                                   1,427,915            1,471,793
                                            -------------        -------------

Gross profit                                    1,217,844            1,267,659

Research and development costs                    260,073              288,093

Selling, general and
administrative expenses                           891,688              994,662
                                            -------------        -------------

Income (loss) from operations                      66,083              (15,096)

Interest expense                                   (5,887)              (8,437)

Other income                                        9,853               29,437
                                            -------------        -------------

Income before income taxes                         70,049                5,904

Provision (benefit) for income taxes:
   Current                                         10,000                8,700
   Deferred                                        (1,000)              11,000
                                            -------------        -------------
                                                    9,000               19,700
                                            -------------        -------------

Net income (loss)                                 $61,049             ($13,796)
                                            =============        =============

Net income (loss) per share:
   Basic                                            $0.04               ($0.01)
   Diluted                                           0.04                (0.01)
                                            =============        =============

Shares used in computing
net income (loss) per share:
   Basic                                        1,564,607            1,536,472
   Diluted                                      1,669,364            1,536,472
                                            =============        =============

See notes to unaudited condensed consolidated financial statements.

                         INTERNATIONAL ELECTRONICS, INC.
                         -------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            --------------------------------------------------------
                                   (unaudited)



                        Common Stock          Capital in                   Treasury Stock
                        ------------          excess of    Accumulated     --------------
                     Shares        Amount     par value      Deficit      Shares      Cost        Total
                     ------        ------     ---------      -------      ------      ----        -----
Balances,
September 1, 2001   1,589,313     $ 15,893    $4,868,791   ($1,833,391)    35,000   ($38,644)   $3,012,649

Exercise of
stock options          14,001          140        10,361             -          -          -        10,501

Net income                  -            -             -        61,049          -          -        61,049


                    ---------     --------    ----------   -----------   --------   --------    ----------
Balances,
November 30, 2001   1,603,314     $ 16,033    $4,879,152   ($1,772,342)    35,000   ($38,644)   $3,084,199
                    =========     ========    ==========   ===========   ========   ========    ==========

      See notes to unaudited condensed consolidated financial statements.

                         INTERNATIONAL ELECTRONICS, INC.
                         -------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)

                                                                             Three months ended
                                                                   ---------------------------------------
                                                                   Nov. 30, 2001             Nov. 30, 2000
                                                                   -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                           $   61,049                   ($13,796)
       Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
         Depreciation and amortization                                 71,240                     70,688
         Deferred income taxes                                         (1,000)                    11,000
         Changes in operating assets and liabilities:
           Accounts receivable                                        228,361                    195,619
           Inventories                                                 15,291                    (76,788)
           Other current assets                                       (28,410)                   (10,180)
           Income taxes                                               (22,000)                    19,700
           Accounts payable and accrued
               expenses                                                76,531                   (121,872)
                                                                   ----------                 -----------
           Net cash provided by
               operating activities                                   401,062                     74,371

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net purchase of property and equipment                        (105,264)                   (25,969)
                                                                      -------                    -------
       Net cash used in investing activities                         (105,264)                   (25,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                        10,501                      4,176
       Reduction of notes payable and debt
          obligations                                                 (59,516)                   (47,097)
                                                                   ----------                 ----------
       Net cash used in financing activities                          (49,015)                   (42,921)

CASH AND CASH EQUIVALENTS:
       Net increase during period                                     246,783                      5,481
       Balances, beginning of period                                1,549,954                  1,642,359
                                                                   ----------                 ----------
       Balances, end of period                                     $1,796,737                 $1,647,840
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

                         INTERNATIONAL ELECTRONICS, INC.
                         -------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


A.     Financial Statements:
       ---------------------

       In the opinion of International Electronics, Inc. (the "Company"), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2001 and the results of operations for the three months then ended.

       Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2001.

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

       The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income (loss) per share:


                                                  Three months ended
                                          ------------------------------------
                                          Nov. 30, 2001          Nov. 30, 2000
                                          -------------          -------------

       Shares used in computation:
          Weighted-average
            shares outstanding for
            basic net income
            (loss) per share                  1,564,607             1,536,472

          Effect of dilutive option
            and warrant shares                  104,757                     -
                                          -------------         -------------

          Total shares for diluted net
            income (loss) per share           1,669,364             1,536,472
                                          =============         =============


     The calculations for diluted net income (loss) per share did not include an aggregate of options and warrants of 90,000 and 191,295 for the three months ended November 30, 2001 and 2000, respectively because such options and warrants are anti-dilutive or are out of the money.

                         INTERNATIONAL ELECTRONICS, INC.
                         -------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (continued)
                                   (unaudited)

F.     New Accounting Pronouncements:
       ------------------------------

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. The Company does not expect that the implementation of SFAS No's. 141 and 142 will have a material impact on its consolidated financial statements.

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

G.     Long-term Obligations:
       ----------------------

       Long-term obligations are summarized as follows:


                                                                     Nov. 30, 2001         Aug. 31, 2001
                                                                     -------------         -------------
       Equipment line of credit, 5.0%-6.5% (Note H)                    $ 360,038             $ 417,948
       Collateralized 8% equipment loan                                        -                 1,606
                                                                     -----------           -----------
                                                                         360,038               419,554
       Less current portion                                             (203,339)             (218,066)
                                                                     -----------           -----------
                                                                       $ 156,699             $ 201,488
                                                                     ===========           ===========

       The aggregate principal payments on long-term obligations as of November 30, 2001 are $203,339 (2002), $118,247 (2003) and $38,452
       (2004).

                         INTERNATIONAL ELECTRONICS, INC.
                         -------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (continued)
                                   (unaudited)

H.     Bank Arrangements:
       -----------------

       As of November 30, 2001, the Company has an available $132,000 equipment line of credit expiring February 28, 2002 and a bank demand line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank's prime rate of interest, and all of the Company's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt to tangible net worth ratio, and bi-annual or annual net income. As of November 30, 2001, no borrowings have been made under the demand line of credit, and the Company has an aggregate of $360,038 outstanding as equipment debt, which is payable in monthly installments through August 2004 (Note G).

I.     Subsequent Event:
       ----------------

       In December 2001, the Company increased its available equipment line of credit by $500,000, expiring February 28, 2003 (Note H).

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Liquidity and Capital Resources

As of November 30, 2001, the Company had working capital of $2,605,804 compared to $2,613,067 at August 31, 2001. The ratio of current assets to current liabilities was 2.6 at November 30, 2001 and 2.7 at August 31, 2001. The debt to equity ratio was 0.6 at both November 30, 2001 and August 31, 2001. The decrease in working capital and current ratio is primarily the result of an increase in accrued expenses.

Net capital expenditures were $105,264 and $25,969 for the three months ended November 30, 2001 and 2000, respectively. The Company anticipates up to $630,000 in capital expenditures for the purchase of leasehold improvements, production and other equipment, and tooling costs over the next twelve months.

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

Results of Operations

Net sales for the first quarter of fiscal 2002 decreased 3% as compared to the first quarter of fiscal 2001. The decrease in net sales primarily reflects a reduction in sales to the Company's largest distributor due to a reduction in their inventory balances. The ratio of gross profit to sales was 46% for both the three months ended November 30, 2001 and 2000.

Research and development expenses were $260,073 and $288,093 for the three months ended November 30, 2001 and 2000, respectively. The decrease in these costs is primarily due to the completion of certain development projects from outside contractors and a reduction in project materials.

As a percentage of net sales, selling, general and administrative expenses were 34% and 36% for the three months ended November 30, 2001 and 2000, respectively. The decrease in costs as a percentage of net sales is the result of an increase in sales efficiency coupled with a reduction in bad debts, telecommunications expense, public relations expense and other administrative costs.

The decrease in other income in the first quarter of fiscal 2002 compared to the comparable period of the prior year was due to a reduction in interest income because of lower rates on invested balances. The provision for income taxes for the first quarter of fiscal 2002 represents state income tax expense, after utilization of available federal net operating loss carryforwards, partially offset by a deferred tax benefit.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. The Company does not expect that the implementation of SFAS No's. 141 and 142 will have a material impact on its consolidated financial statements.

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

Limited Financial Resources. The Company has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the three months ended November 30, 2001 and the years ended August 31, 2001, 2000 and 1999, the Company had net income of approximately $61,000, $136,000, $355,000, and $555,000, respectively. There can be no assurance that the Company will continue profitable operations. Continued operations after the expenditure of the Company's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

General Economic Conditions. The Company's business is subject to the effects of general economic conditions in the United States and globally. If the economic conditions in the United States and globally do not improve, or if there is a worsening in the global economic slowdown, the Company could experience adverse impacts on its business, operating results and financial condition.

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

Part II.  Other Information
---------------------------

              Item 6.      Exhibits and Reports on Form 8-K
                           --------------------------------

                             (a) There were no reports on Form 8-K filed for the three months ended November 30, 2001.

                             (b)    Exhibits

                                    None







                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.


                    International Electronics, Inc.


Date: 1/11/02      /s/  John Waldstein
      --------    -------------------------------------
                  John Waldstein, President and Chief Executive
                  Officer, Treasurer, Chief Financial and Accounting
                  Officer and Chairman of the Board and duly authorized to sign.