Form 10QSB
period 2002-02-28
INTERNATIONAL ELECTRONICS INC
filed 2002-04-09
CIK 717751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                   February 28, 2002
                  ------------------------------------------------------------


Commission File Number                   0-16305
                      --------------------------------------------------------



                         International Electronics, Inc.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Massachusetts                                         04-2654231
------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)


  427 Turnpike Street, Canton, Massachusetts                      02021
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (781) 821-5566
------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not applicable
------------------------------------------------------------------------------
   (former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES X     NO _____
                       ---

           1,570,647 common shares were outstanding at March 29, 2002.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

                                      Index
                                      -----

Part I.       Financial Information:                                                                 Page No.
                                                                                                     --------

              Item 1:  Financial Statements (unaudited)
                       --------------------------------

              Condensed Consolidated Balance Sheets, February 28, 2002
              and August 31, 2001                                                                        2

              Condensed Consolidated Statements of Income, three and six
              months ended February 28, 2002 and 2001                                                    3

              Condensed Consolidated Statement of Shareholders' Equity,
              six months ended February 28, 2002                                                         4

              Condensed Consolidated Statements of Cash Flows, six
              months ended February 28, 2002 and 2001                                                    5

              Notes to Condensed Consolidated Financial Statements                                     6-9

              Item 2:      Management's Discussion and Analysis of
                           ---------------------------------------
                           Financial Condition and Results of Operations                             10-17
                           ---------------------------------------------


Part II.      Other Information:

              Item 4:      Submission of Matters to a Vote of Security Holders                          18
                           ---------------------------------------------------

              Item 6:      Exhibits and Reports on Form 8-K                                             18
                           --------------------------------

              Signature                                                                                 19
              ---------

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (unaudited)

                                                        Feb. 28, 2002                   August 31, 2001
                                                        -------------                   ---------------
ASSETS
------
Current assets:
    Cash and equivalents                                   $1,789,168                      $1,549,954
    Accounts receivable, net                                1,457,482                       1,211,884
    Inventories                                               767,017                         848,742
    Deferred income taxes                                     337,000                         330,000
    Other current assets                                      274,949                         239,486
                                                           ----------                      ----------
    Total current assets                                    4,625,616                       4,180,066

Property and equipment, net                                   892,851                         476,359

Other assets:
    Deferred income taxes                                      88,000                          88,000
    Other                                                      29,211                          36,711
                                                       --------------                   -------------
                                                              117,211                         124,711
                                                       --------------                   -------------
                                                           $5,635,678                      $4,781,136
                                                       ==============                   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                       $  529,830                      $  330,627
    Accrued expenses                                        1,199,866                         987,306
    Income taxes                                               29,000                          31,000
    Current portion of long-term obligations                  273,162                         218,066
                                                       --------------                   -------------
    Total current liabilities                               2,031,858                       1,566,999

Long-term obligations, less current portion                   273,169                         201,488

Commitments

Shareholders' equity:
    Common stock, $0.01 par value;
      authorized 5,984,375 shares;
      issued 1,605,647 and 1,589,313
      shares, respectively                                     16,056                          15,893
    Capital in excess of par value                          4,882,628                       4,868,791
    Accumulated deficit                                    (1,529,389)                     (1,833,391)
    Less treasury stock, at cost:
      35,000 shares                                           (38,644)                        (38,644)
                                                       --------------                   -------------
      Total shareholders' equity                            3,330,651                       3,012,649
                                                       --------------                   -------------
                                                           $5,635,678                      $4,781,136
                                                       ==============                   =============

See notes to unaudited condensed consolidated financial statements.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (unaudited)

                                                    Three months ended                        Six months ended
                                          --------------------------------------     -----------------------------------
                                            Feb. 28, 2002        Feb. 28, 2001         Feb. 28, 2002      Feb. 28, 2001
                                          ----------------      ----------------     ----------------    ---------------

Net sales                                       $3,214,792          $2,597,690           $5,860,551          $5,337,142

Cost of sales                                    1,739,373           1,464,439            3,167,288           2,936,232
                                            --------------      --------------       --------------      --------------

Gross profit                                     1,475,419           1,133,251            2,693,263           2,400,910

Operating expenses:
   Research and development costs                  250,314             249,759              510,387             537,852

   Selling, general and
   administrative expenses                         961,512             873,795            1,853,200           1,868,457
                                            --------------      --------------       --------------      --------------

   Total operating expenses                      1,211,826           1,123,554            2,363,587           2,406,309
                                            --------------      --------------       --------------      --------------

Income (loss) from operations                      263,593               9,697              329,676              (5,399)

Interest expense                                    (4,981)             (7,476)             (10,868)            (15,913)

Other income                                         7,341              20,094               17,194              49,531
                                            --------------      --------------       --------------      --------------

Income before income taxes                         265,953              22,315              336,002              28,219

Provision (benefit) for income taxes:
   Current                                          29,000               2,300               39,000              11,000
   Deferred                                         (6,000)            (27,000)              (7,000)            (16,000)
                                            --------------      ---------------      --------------      --------------
                                                    23,000             (24,700)              32,000              (5,000)
                                            --------------      ---------------      --------------      --------------

Net income                                      $  242,953          $   47,015           $  304,002          $   33,219
                                            ==============      ==============       ==============      ==============

Net income per share:
   Basic                                        $     0.15          $     0.03           $    $0.19          $     0.02
                                            ==============      ==============       ==============      ==============
   Diluted                                      $     0.15          $     0.03           $    $0.18          $     0.02
                                            ==============      ==============       ==============      ==============

Shares used in computing
net income per share:

   Basic                                         1,569,817           1,539,980            1,567,198           1,538,217
                                            ==============      ==============       ==============      ==============
   Diluted                                       1,674,982           1,662,544            1,672,159           1,672,146
                                            ==============      ==============       ==============      ==============

See notes to unaudited condensed consolidated financial statements.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            --------------------------------------------------------
                                   (unaudited)


                         Common Stock             Capital in                        Treasury Stock
                         ------------             excess of      Accumulated        --------------
                      Shares       Amount         par value        Deficit         Shares       Cost            Total
                      ------       ------         ---------        -------         ------       ----            -----
Balances,
September 1, 2001   1,589,313      $15,893       $4,868,791      ($1,833,391)      35,000     ($38,644)     $3,012,649

Stock issued upon
exercise of stock
options                14,001          140           10,361           -               -           -             10,501

Stock issued upon
exercise of stock
warrants                2,333           23            3,476           -               -           -              3,499

Net income             -              -             -                304,002          -           -            304,002
                    ---------      -------       ----------      ------------      ------     ---------     ----------
Balances,
February 28, 2002   1,605,647      $16,056       $4,882,628      ($1,529,389)      35,000     ($38,644)     $3,330,651
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

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)

                                                                             Six months ended
                                                                     -----------------------------
                                                                     Feb. 28, 2002   Feb. 28, 2001
                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                     $  304,002      $   33,219
       Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:
         Depreciation and amortization                                   170,229         154,577
         Deferred income taxes                                            (7,000)        (16,000)
         Changes in operating assets and liabilities:
           Accounts receivable                                          (245,598)       (426,484)
           Inventories                                                    81,725        (351,493)
           Other current assets                                          (35,463)         21,412
           Income taxes                                                   (2,000)         11,000
           Accounts payable and accrued
               expenses                                                  411,763         396,221
                                                                      ----------      ----------
           Net cash provided by (used in)
               operating activities                                      677,658        (177,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net purchase of property and equipment                           (579,221)       (199,702)
                                                                      ----------      ----------
       Net cash used in investing activities                            (579,221)       (199,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                           14,000           4,176
       Proceeds from long-term obligations                               248,659          42,268
       Payments of long-term obligations                                (121,882)        (92,468)
                                                                      ----------      ----------
       Net cash provided by (used in) financing activities               140,777         (46,024)

CASH AND EQUIVALENTS:
       Net increase (decrease) during period                             239,214        (423,274)
       Balances, beginning of period                                   1,549,954       1,642,359
                                                                      ----------      ----------
       Balances, end of period                                        $1,789,168      $1,219,085
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

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

A.     Financial Statements:
       ---------------------

       In the opinion of International Electronics, Inc. ("IEI"), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2002 and the results of operations for the three and six months ended February 28, 2002 and 2001.

       Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although IEI believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in IEI's Annual Report on Form 10-KSB for the year ended August 31, 2001.

B.     Principles of Consolidation:
       ----------------------------

       The accompanying condensed consolidated financial statements include the accounts of IEI, its majority owned subsidiary, Ecco Industries, Inc. and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

C.     Income Taxes:
       -------------

       IEI provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

D.     Significant Estimates and Assumptions:
       --------------------------------------

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (continued)
                                   (unaudited)

E.     Net Income per Share:
       ---------------------

       Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding during the periods. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI's common stock (under the treasury stock method).

       The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share:

                                                  Three months ended                     Six months ended
                                          ---------------------------------    --------------------------------
                                          Feb. 28, 2002       Feb. 28, 2001    Feb. 28, 2002      Feb. 28, 2001
                                          -------------       -------------    -------------      -------------
Shares used in computation:
  Weighted-average
    shares outstanding for
    basic net income per share                1,569,817           1,539,980        1,567,198          1,538,217

  Effect of dilutive option
    and warrant shares                          105,165             122,564          104,961            133,929
                                           ------------        ------------     ------------       ------------

  Total shares for diluted net
    income per share                          1,674,982           1,662,544        1,672,159          1,672,146
                                           ============        ============     ============       ============

The calculations for diluted net income per share do not include an aggregate out of the money options and warrants of 95,000 and 60,500 for the three months ended February 28, 2002 and 2001, respectively.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (continued)
                                   (unaudited)

F.     Recent Accounting Pronouncements:
       --------------------------------

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. IEI does not expect that the implementation of SFAS No's. 141 and 142 will have any impact on its consolidated financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. IEI is required to implement SFAS No. 144 on September 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

G.     Commitments:
       -----------

       Leases - IEI leases an administrative and production facility under an operating lease, which expires in 2004 at an annual rate of approximately $145,000. IEI is responsible for certain real estate taxes, utilities and maintenance costs. Total rental expense for operating leases for the six months ended February 28, 2002 and 2001 amounted to approximately $85,000 and $78,000, respectively.

       Employment Agreement - IEI has a continuous three-year employment agreement with its President and Chief Executive Officer providing minimum annual aggregate compensation of approximately $167,000. This employment agreement contains certain termination benefits including the payment of three years compensation upon a termination without cause.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (continued)
                                   (unaudited)

H.     Long-term Obligations:
       ----------------------

       Long-term obligations are summarized as follows:

                                                                    Feb. 28, 2002      Aug. 31, 2001
                                                                    -------------      -------------
       Equipment line of credit, 4.75%-6.5% (Note I)                    $546,331          $417,948
       Collateralized 8% equipment loan                                   -                  1,606
                                                                     -----------       -----------
                                                                         546,331           419,554
       Less current portion                                             (273,162)         (218,066)
                                                                     -----------       -----------
                                                                        $273,169          $201,488
                                                                     ===========       ===========

       The future principal payments on long-term obligations are $273,162
       (2003), $176,566 (2004) and $96,603 (2005).

I.     Bank Arrangements:
       ------------------

       As of February 28, 2002, IEI has an available $380,000 equipment line of credit expiring February 28, 2003 and a bank demand line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank's prime rate of interest, and all of IEI's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt to tangible net worth ratio, and bi-annual or annual net income. As of February 28, 2002, no borrowings have been made under the demand line of credit, and IEI has an aggregate of $546,331 outstanding as equipment debt, which is payable in monthly installments through February 2005 (Note H).

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to those statements. The following discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the matters discussed in "Risk Factors" and elsewhere in this report.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2001 describes the significant accounting policies used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, contingencies and taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

     The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of the amounts due us could be adversely affected.

     A reserve for sales returns is established based on trends in product returns. If the actual future returns do not reflect these trends, our sales could be affected.

     Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and our gross profit margin could be adversely affected.

     We accrue for warranty costs based on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims that are higher than our historical experience or our costs to provide warranty services increase, our gross profit margin could be adversely affected.

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Results of Operations

Net Sales. Net sales for the second quarter of fiscal 2002 increased 24% as compared to the second quarter of fiscal 2001. Net sales for the first six months of fiscal 2002 increased 10% as compared to the first six months of fiscal 2001. These increases are primarily the result of increased demand for our keypad and access control products. For the six months ended February 28, 2002 and 2001, one and two customers each contributed more than 10% of our net sales, representing an aggregate of 35% and 45% of total net sales, respectively.

Cost of Sales. Our cost of sales consists primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers.

Gross Profit. The ratios of gross profit to sales were 46% for both the second quarter and six months ended February 28, 2002, compared to 44% and 45% for the comparable periods of fiscal 2001. These increases are primarily the result of improved manufacturing efficiencies due to increased sales volume, a favorable product mix and a reduction in material costs, partially offset by start-up costs incurred in the implementation of the recently purchased production equipment. We expect future gross profit as a percentage of net sales to remain consistent at its current level.

Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $250,314 and $510,387 for the second quarter and six months ended February 28, 2002, respectively, compared to $249,759 and $537,852 for the comparable periods of fiscal 2001. The decrease in these discretionary costs for the first half of fiscal 2002 compared to the first half of fiscal 2001 primarily relates to a reduction in consulting fees and, to a lesser extent, a decrease in prototype costs. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to increase in absolute dollars from its current level.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 30% and 32% for the second quarter and six months ended February 28, 2002, respectively, as compared to 34% and 35% for the comparable periods of fiscal 2001. These decreases in costs as a percentage of net sales are primarily due to an increase in sales volume. The increases in expenses for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 primarily relate to increased commissions and incentive compensation and, to a lesser extent, additional advertising and professional fees expense. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $4,981 and $10,868 for the three and six months ended February 28, 2002, respectively, compared to $7,476 and $15,913 for the comparable periods of fiscal 2001. These decreases are the result of lower interest rates on equipment borrowings, partially offset by an increase in borrowings.

Other Income. Other income primarily consists of interest earned on our cash balances and, to a lesser extent, sundry other non-operating items. Other income was $7,341 and $17,194 for the three and six months ended February 28, 2002, respectively, as compared to $20,094 and $49,531 for the comparable periods of fiscal 2001. These decreases are the result of a reduction in interest rates earned on our excess cash balances.

Income Taxes. Our effective income tax rate, which includes current and deferred taxes, is 10% for the first half of fiscal 2002. The difference between the effective tax rate and the federal statutory rate is primarily the result of utilization of available federal net operating loss carryforwards and a corresponding reduction in the valuation allowance.

Liquidity and Capital Resources

As of February 28, 2002, IEI had working capital of $2,593,758 compared to $2,613,067 at August 31, 2001. The ratio of current assets to current liabilities was 2.3 at February 28, 2002 and 2.7 at August 31, 2001. The debt to equity ratio was 0.7 at February 28, 2002 and 0.6 at August 31, 2001. The decrease in current ratio and increase in debt to equity ratio are primarily due to an increase in accounts payable and accrued expenses, partially offset by operating income for the first half of fiscal 2002.

Net cash flows from operating activities were $677,658 for the six months ended February 28, 2002 compared to net cash flows used in operating activities of ($177,548) for the six months ended February 28, 2001. The cash flows from operating activities in the first half of fiscal 2002 compared to the comparable period of the prior year primarily reflect significantly higher net income and decreases in inventories and accounts receivable.

Net capital expenditures were $579,221 and $199,702 for the six months ended February 28, 2002 and 2001, respectively. The increase in expenditures is primarily due to the purchase of additional manufacturing equipment and related facility improvements. IEI has no current commitments for any material capital expenditures, but we anticipate up to $250,000 in additional capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

As of February 28, 2002, IEI has available a $380,000 equipment line of credit expiring February 28, 2003 and a bank demand line of credit available of up to $1,000,000. See Notes H and I to the unaudited condensed consolidated financial statements. As of

February 28, 2002, IEI had no outstanding borrowings under the demand line of credit and had approximately $546,000 in outstanding borrowings as equipment debt.

Net cash flows provided by financing activities were $140,777 for the six months ended February 28, 2002 compared to net cash flows used in financing activities of ($46,024) for the six months ended February 28, 2001. The net cash flows provided by financing activities in the first half of fiscal 2002 primarily resulted from additions to long-term debt obligations for equipment financing, partially offset by payments on long-term obligations. The net cash flows used in financing activities in the first half of fiscal 2001 primarily resulted from the payment of long-term obligations, partially offset by new borrowings for equipment purchases.

The following table summarizes our future contractual cash obligations as of February 28, 2002:

                                       2003            2004            2005            Total
                                       ----            ----            ----            -----
Long-term obligations              $  273,162      $  176,566      $   96,603      $  546,331
Employment agreement                  167,056         167,056         167,057         501,169
Operating lease obligations           145,180         145,180          24,197         314,557
                                   ----------      ----------      ----------      ----------

                                   $  585,398      $  488,802      $  287,857      $1,362,057
                                   ==========      ==========      ==========      ==========

Management believes that its current cash position, together with internally generated funds at present sales levels and its available bank financing, will provide adequate liquidity to satisfy its cash requirements for the next twelve months. Depending upon whether or not sufficient sales and working capital is generated from profitable operations, IEI may require additional external funding. There is no assurance that profits will be generated, or that additional external funding will be obtainable, if such a need should arise. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. IEI does not expect that the implementation of SFAS No's. 141 and 142 will have any impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. IEI is required to implement SFAS No. 144 on September 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Risk Factors

Information provided by IEI in writing and orally, from time to time may contain certain "forward-looking" information as this term is defined by: (1) the Private Securities Litigation Reform Act of 1995 (the "Act") and (2) in releases made by the Securities and Exchange Commission. These Cautionary Statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. IEI cautions investors that any forward-looking statements made by IEI involve risks and uncertainties, which could cause actual results to differ materially from those projected.

IEI has identified certain risks and uncertainties as factors, which may impact on its operating results that are detailed below. All of these factors are difficult for IEI to forecast, and these or other factors can materially adversely affect IEI's business and operating results for one quarter or a series of quarters.

Concentration of Customers. IEI has a substantial number of customers but sells a majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers' requirements and the timing of their orders and shipments. Sales to IEI's two largest customers accounted for approximately 46% of IEI's total net sales for the fiscal year ended August 31, 2001. IEI's industry has recently experienced significant consolidation, which may further increase IEI's concentration among its major customers. There can be no assurance that IEI's major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI's operating results could be materially and adversely affected upon the loss of any significant customer or if any present or future significant customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI's receivables from such customer.

General Economic Conditions. IEI's business is subject to the effects of general economic conditions in the United States and globally. If the economic conditions in the United States and globally do not improve, or if there is a worsening in the global economic slowdown, IEI could experience adverse impacts on its business, operating results and financial condition.

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 28, 2002 and the years ended August 31, 2001, 2000 and 1999, IEI had net income of approximately $304,000, $136,000,

$355,000, and $555,000, respectively. There can be no assurance that IEI will remain profitable. Continued operations after the expenditure of IEI's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development, which could harm our business, financial condition and operating results.

Dependence on Key Employees. The business of IEI is dependent upon the efforts of John Waldstein, President and Chief Executive and Financial Officer, and certain other key management and technical employees. The loss or prolonged disability of such personnel could have a significant adverse effect on the business of IEI. IEI presently maintains a key man life insurance policy of $1,000,000 on John Waldstein.

Lack of New Product Development. IEI is engaged in an industry, which, as a result of extensive research and development, introduces new products on a regular basis. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of IEI's products. There can be no assurance that IEI will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that IEI will be able to respond effectively to technological changes or product announcements by competitors. Any failure or delay in these goals could have a material adverse effect on IEI.

Fluctuations in Sales and Operating Results. The annual growth rates experienced by IEI are not necessarily indicative of future annual growth rates. Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by IEI, its major customers and its competitors, market acceptance of new or enhanced versions of IEI's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, IEI typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, IEI may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on IEI's operating results. In addition, competitive pressure on pricing in a given quarter could adversely affect IEI's operating results, or such price pressure over an extended period could adversely affect IEI's long-term profitability.

IEI establishes its expenditure levels for sales and marketing and other expenses based, in large part, on its expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of IEI's expenses vary with its sales in the short-term.

Competition. Other companies in the industry offer products in competition with those of IEI. Many of the companies with which IEI competes are substantially larger, have greater resources and market a larger line of products. IEI expects competition to increase significantly in the future from existing competitors and new companies that may enter IEI's existing or future markets. Increased competition could adversely affect IEI's sales and profitability. There can be no assurance that IEI will be able to continue to compete successfully with its existing competitors or with new competitors.

Investments or Acquisitions. Although we have no current agreements to do so, we intend to consider investing in or acquiring products, technologies or businesses. In the event of future investments or acquisitions, we could:

     . issue stock that would dilute our current shareholders' percentage ownership; incur debt or assume liabilities;

     . incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;

     . incur significant amortization expenses related to purchased intangible assets; or

     . incur large and immediate write-offs for in-process research and development and stock-based compensation.

     Our integration of any acquired products, technologies or businesses may also involve numerous risks including:

     . problems and unanticipated costs associated with combining the purchased products, technologies or businesses;

     .    diversion of management's attention from our core business;

     . adverse effects on existing business relationships with suppliers and customers;

     . risks associated with entering markets in which we have limited or no prior experience; and

     . potential loss of key employees, particularly those of the acquired organizations.

     We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future.

Lack of Patent Protection. Although IEI has obtained some patent and copyright protection for certain of its products and software, management believes that competitors may be able to market products similar to those sold by IEI.

Offshore Production. IEI is currently having some of its finished products manufactured in Taiwan and Thailand. IEI presently maintains certain manufacturing molds in Taiwan and Thailand and has a significant amount of components for some products manufactured in South Korea, Taiwan and China. There can be no assurance that the political or economic environment in these countries will remain sufficiently stable to allow reliable and consistent delivery of product.

Dependence on Single Source of Supply. IEI is dependent upon sole source suppliers for a number of key components and parts used in IEI's products. There can be no assurance that these suppliers will be able to meet IEI's future requirements for such components or that the components will be available to IEI at favorable prices, or at all. Any extended interruption in the supply or significant increase in price of any such components could have a material adverse effect on IEI's operating results in any given period.

Foreign Sales. During the year ended August 31, 2001, IEI's foreign sales represented approximately 10% of total net sales. There may be a reduction in IEI's foreign sales from the 2001 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock. There is a limited market for IEI's common stock and there can be no assurance that even this limited market will be sustained. Holders of IEI's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Maintain Listing on NASDAQ. There can be no assurance that IEI will continue to meet the NASDAQ SmallCap standards to maintain its listing on NASDAQ. If IEI is unable to maintain its listing on NASDAQ, holders of IEI's common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Volatility of Stock Price. IEI's stock price is subject to significant volatility. If sales or earnings in any quarter fail to meet the investment community's expectations, announcements of new products by IEI or its competitors and other events or factors could have an immediate impact on IEI's stock price. The stock price may also be affected by broader market trends unrelated to IEI's performance.

Change in Control. Our executive officers, directors and entities affiliated with them beneficially own, in the aggregate, a significant portion of our outstanding common stock. Although there are no current agreements among the parties, these shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Part II.  Other Information
---------------------------

              Item 4.      Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------

                    On March 26, 2002, International Electronics held its Special Meeting in Lieu of the Annual Meeting of Shareholders. Of the 1,570,647 shares outstanding as of February 8, 2002, the record date, 1,115,971 shares (71%) were present or represented by proxy at the meeting.

                    The table below presents the results of the election to International Electronics' board of directors:

                                       Votes for    Against    Abstentions
                                       ---------    -------    -----------
                    Diane Balcom       1,094,723     21,248         0
                    Kenneth Moyes      1,094,729     21,242         0


              Item 6.      Exhibits and Reports on Form 8-K
                           --------------------------------

                    (a)    Exhibits
                           --------

                           (10) (a) Demand Loan and Security Agreement Accounts Receivable and Inventory dated as of February 28, 1997 between Eastern Bank and the Registrant.

                           (10) (b) Demand Loan and Security Letter Agreement dated as of December 27, 2000 between Eastern Bank and the Registrant.

                           (10) (c) Demand Loan and Security Letter Agreement dated May 20, 1999 between Eastern Bank and the Registrant.

                           (10) (d) Line of Credit Agreement for the Acquisition of Equipment dated as of December 11, 2001 between Eastern Bank and the Registrant.

                    (b)    Reports on Form 8-K
                           -------------------

                           There were no reports on Form 8-K filed for the three months ended February 28, 2002.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

                             International Electronics, Inc.


Date: 4/09/02                /s/  John Waldstein
      -------                ------------------------------------
                             John Waldstein, President, Chief Executive Officer,
                             Treasurer and Chief Financial and
                             Accounting Officer and duly
                             authorized to sign.

                         International Electronics, Inc.
                             Exhibits to Form 10-QSB
                         Quarter Ended February 28, 2002

(10) (a) Demand Loan and Security Agreement Accounts Receivable and Inventory dated as of February 28, 1997 between Eastern Bank and the Registrant.

(10) (b) Demand Loan and Security Letter Agreement dated as of December 27, 2000 between Eastern Bank and the Registrant.

(10) (c) Demand Loan and Security Letter Agreement dated May 20, 1999 between Eastern Bank and the Registrant.

(10) (d) Line of Credit Agreement for the Acquisition of Equipment dated as of December 11, 2001 between Eastern Bank and the Registrant.