Form 10QSB
period 2002-05-31
INTERNATIONAL ELECTRONICS INC
filed 2002-07-09
CIK 717751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                      May 31, 2002
                  --------------------------------------------------------------


Commission File Number                  0-16305
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

            1,600,981 common shares were outstanding at July 7, 2002.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

                                      Index



Part I.   Financial Information:                                                   Page No.
                                                                                   --------
          Item 1:   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets, May 31, 2002
          and August 31, 2001                                                          2

          Condensed Consolidated Statements of Operations, three and nine
          months ended May 31, 2002 and 2001                                           3

          Condensed Consolidated Statement of Shareholders' Equity,
          nine months ended May 31, 2002                                               4

          Condensed Consolidated Statements of Cash Flows, nine
          months ended May 31, 2002 and 2001                                           5

          Notes to Condensed Consolidated Financial Statements                       6-9

          Item 2:   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  10-17


Part II.  Other Information:

          Item 6:   Exhibits and Reports on Form 8-K                                  18


          Signature                                                                   18


                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                        May 31, 2002                    August 31, 2001
                                                        ------------                    ---------------
ASSETS
Current assets:
    Cash and equivalents                                $ 2,300,395                        $ 1,549,954
    Accounts receivable, net                                901,632                          1,211,884
    Inventories                                             768,426                            848,742
    Deferred income taxes                                   337,000                            330,000
    Other current assets                                    274,164                            239,486
                                                        -----------                        -----------
    Total current assets                                  4,581,617                          4,180,066

Property and equipment, net                                 877,030                            476,359

Other assets:
    Deferred income taxes                                    88,000                             88,000
    Other                                                    25,461                             36,711
                                                        -----------                        -----------
                                                            113,461                            124,711
                                                        -----------                        -----------
                                                        $ 5,572,108                        $ 4,781,136
                                                        ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $   197,225                        $   330,627
    Accrued expenses                                      1,149,192                            987,306
    Income taxes                                             16,000                             31,000
    Current portion of long-term obligations                329,055                            218,066
                                                        -----------                        -----------
    Total current liabilities                             1,691,472                          1,566,999

Long-term obligations, less current portion                 365,190                            201,488

Commitments

Shareholders' equity:
    Common stock, $0.01 par value;
      authorized 5,984,375 shares;
      issued 1,605,647 and 1,589,313
      shares, respectively                                   16,056                             15,893
    Capital in excess of par value                        4,882,628                          4,868,791
    Accumulated deficit                                  (1,344,594)                        (1,833,391)
    Less treasury stock, at cost:
      35,000 shares                                         (38,644)                           (38,644)
                                                        -----------                        -----------
      Total shareholders' equity                          3,515,446                          3,012,649
                                                        -----------                        -----------
                                                        $ 5,572,108                        $ 4,781,136
                                                        ===========                        ===========


See notes to unaudited condensed consolidated financial statements.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        Three months ended May 31,     Nine months ended May 31,
                                        -------------------------     --------------------------
                                           2002           2001           2002           2001
                                        ----------     ----------     ----------     ----------
Net sales                               $3,058,901     $2,439,740     $8,919,452     $7,776,882
Cost of sales                            1,626,140      1,404,531      4,793,428      4,340,763
                                        ----------     ----------     ----------     ----------
Gross profit                             1,432,761      1,035,209      4,126,024      3,436,119

Operating expenses:
   Research and development costs          267,048        243,160        777,435        781,012
   Selling, general and
    administrative expenses                964,800        827,449      2,818,000      2,695,905
                                        ----------     ----------     ----------     ----------
   Total operating expenses              1,231,848      1,070,609      3,595,435      3,476,917
                                        ----------     ----------     ----------     ----------

Income (loss) from operations              200,913        (35,400)       530,589        (40,798)

Interest expense                            (8,376)        (8,308)       (19,244)       (24,221)
Other income                                 8,258         15,164         25,452         64,694
                                        ----------     ----------     ----------     ----------
Income (loss) before income taxes          200,795        (28,544)       536,797           (325)

Provision (benefit) for income taxes:
   Current                                  16,000         (4,000)        55,000          7,000
   Deferred                                    -           16,000         (7,000)           -
                                        ----------     ----------     ----------     ----------
                                            16,000         12,000         48,000          7,000
                                        ----------     ----------     ----------     ----------
Net income (loss)                       $  184,795     $  (40,544)    $  488,797     $   (7,325)
                                        ==========     ==========     ==========     ==========

Net income (loss) per share:
   Basic                                $     0.12     $    (0.03)    $     0.31     $    (0.00)
                                        ==========     ==========     ==========     ==========
   Diluted                              $     0.10     $    (0.03)    $     0.28     $    (0.00)
                                        ==========     ==========     ==========     ==========

Shares used in computing net income
 (loss) per share:
   Basic                                 1,570,647      1,539,980      1,568,360      1,538,811
                                        ==========     ==========     ==========     ==========
   Diluted                               1,804,822      1,539,980      1,716,393      1,538,811
                                        ==========     ==========     ==========     ==========

See notes to unaudited condensed consolidated financial statements.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                         Common Stock       Capital in                  Treasury Stock
                      -------------------   excess of    Accumulated   -----------------
                        Shares    Amount    par value      Deficit     Shares    Cost         Total
                      ---------   -------   ----------   -----------   ------   --------   ----------
Balances,
September 1, 2001     1,589,313   $15,893   $4,868,791   $(1,833,391)  35,000   $(38,644)  $3,012,649

Stock issued upon
exercise of stock
options                  14,001       140       10,361           -        -          -         10,501

Stock issued upon
exercise of stock
warrants                  2,333        23        3,476           -        -          -          3,499

Net income                  -         -            -         488,797      -          -        488,797
                      ---------   -------   ----------   -----------   ------   --------   ----------
Balances,
May 31, 2002          1,605,647   $16,056   $4,882,628   $(1,344,594)  35,000   $(38,644)  $3,515,446
                      =========   =======   ==========   ===========   ======   ========   ==========

See notes to unaudited condensed consolidated financial statements.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Nine months ended May 31,
                                                                 ----------------------------------
                                                                   2002                     2001
                                                                 ----------              ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  488,797              $   (7,325)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
  Depreciation and amortization                                     272,130                 234,908
  Deferred income taxes                                              (7,000)                      -
  Changes in operating assets and liabilities:
    Accounts receivable                                             310,252                 196,142
    Inventories                                                      80,316                (245,844)
    Other current assets                                            (34,678)                 21,327
    Income taxes                                                    (15,000)                 (8,000)
    Accounts payable and accrued expenses                            28,484                (175,230)
                                                                 ----------              ----------
    Net cash provided by operating activities                     1,123,301                  15,978

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchase of property and equipment                           (661,551)               (224,340)
                                                                 ----------              ----------
  Net cash used in investing activities                            (661,551)               (224,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                           14,000                   4,176
  Proceeds from long-term obligations                               478,728                 188,640
  Payments of long-term obligations                                (204,037)               (142,771)
                                                                 ----------              ----------
  Net cash provided by financing activities                         288,691                  50,045

CASH AND EQUIVALENTS:
  Net increase (decrease) during period                             750,441                (158,317)
  Balances, beginning of period                                   1,549,954               1,642,359
                                                                 ----------              ----------
  Balances, end of period                                        $2,300,395              $1,484,042
                                                                 ==========              ==========



See notes to unaudited condensed consolidated financial statements.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A.     Financial Statements:
       ---------------------

       In the opinion of International Electronics, Inc. ("IEI"), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2002 and the results of operations for the three and nine months ended May 31, 2002 and 2001.

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

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (unaudited)


E.     Net Income (Loss) Per Share:
       ----------------------------

       Basic net income (loss) per share is computed by dividing net income
       (loss) by the weighted-average common shares outstanding during the periods. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI's common stock under the treasury stock method.

       The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income (loss) per share:



                                       Three months ended May 31,      Nine months ended May 31,
                                       --------------------------      -------------------------
                                         2002              2001           2002           2001
                                       ---------        ---------      ---------       ---------
Shares used in computation:
  Weighted-average
    shares outstanding for basic
    net income (loss) per share        1,570,647        1,539,980      1,568,360       1,538,811

  Effect of dilutive option
    and warrant shares                   234,175              -          148,033             -
                                       ---------        ---------      ---------       ---------

  Total shares for diluted net
    income (loss) per share            1,804,822        1,539,980      1,716,393       1,538,811
                                       =========        =========      =========       =========



The calculations for diluted net loss per share do not include an aggregate of options and warrants of 445,326 as of May 31, 2001 as such options and warrants were anti-dilutive.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (unaudited)


F.     Recent Accounting Pronouncements:
       ---------------------------------
       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. The implementation of SFAS No's. 141 and 142 did not have any impact on IEI's consolidated financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. IEI is required to implement SFAS No. 144 on September 1, 2002, and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

G.     Inventories:
       ------------

       Inventories consist of the following:

                                                  May 31, 2002     Aug. 31, 2001
                                                  ------------     -------------
       Raw materials and subassemblies              $478,871          $578,839
       Work-in-process                               109,733           123,479
       Finished goods                                179,822           146,424
                                                    --------          --------
                                                    $768,426          $848,742
                                                    ========          ========

H.     Commitments:
       ------------

       Leases - IEI leases an administrative and production facility under an operating lease, which expires in 2004 at an annual rate of approximately $145,000. IEI is responsible for certain real estate taxes, utilities and maintenance costs. Total rental expense for operating leases for the nine months ended May 31, 2002 and 2001 amounted to approximately $152,000 and $121,000, respectively.

                INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (unaudited)


       Employment Arrangements - IEI has a continuous three-year employment agreement with its President and Chief Executive Officer providing minimum annual aggregate compensation of approximately $167,000. This employment agreement contains certain termination benefits including the payment of three years compensation upon a termination without cause. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of $427,000 in salaries as of August 31, 2001) in the event of a termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

I.     Long-term Obligations:
       ----------------------

       Long-term obligations are summarized as follows:


                                                                     May 31, 2002      Aug. 31, 2001
                                                                     ------------      -------------
       Equipment line of credit, 4.75%-6.75% (Note J)                  $ 694,245        $ 417,948
       Collateralized 8% equipment loan                                      -              1,606
                                                                       ---------        ---------
                                                                         694,245          419,554
       Less current portion                                             (329,055)        (218,066)
                                                                       ---------        ---------
                                                                       $ 365,190        $ 201,488
                                                                       =========        =========



       The future principal payments on long-term obligations are $329,055
       (2003), $236,034 (2004) and $129,156 (2005).

J.     Bank Arrangements:
       ------------------

       As of May 31, 2002, IEI has an available $150,000 equipment line of credit expiring February 28, 2003 and a bank demand line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank's prime rate of interest, and all of IEI's assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt to tangible net worth ratio, and bi-annual or annual net income. As of May 31, 2002, no borrowings have been made under the demand line of credit, and IEI has an aggregate of $694,245 outstanding as equipment debt, which is payable in monthly installments through May 2005 (Note I).

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

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

     Inventory purchases and commitments are based upon future product demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and our gross profit margin could be adversely affected.

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

Results of Operations

Net Sales. Net sales for the third quarter of fiscal 2002 increased 25% as compared to the third quarter of fiscal 2001. Net sales for the first nine months of fiscal 2002 increased 15% as compared to the first nine months of fiscal 2001. These increases are primarily the result of increased demand for our keypad, access control and OEM products. For the nine months ended May 31, 2002 and 2001, one and two customers each contributed more than 10% of our net sales, representing an aggregate of 34% and 44% of total net sales, respectively.

Cost of Sales. Our cost of sales consists primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers.

Gross Profit. The ratios of gross profit to sales were 47% and 46% for the third quarter and nine months ended May 31, 2002, respectively, compared to 42% and 44% for the comparable periods of fiscal 2001. These increases are primarily the result of improved manufacturing efficiencies due to increased sales volume, a favorable product mix and a reduction in material costs, partially offset by start-up costs incurred in the implementation of the recently purchased production equipment. We expect future gross profit as a percentage of net sales to remain consistent at its current year to date level.

Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $267,048 and $777,435 for the third quarter and nine months ended May 31, 2002, respectively, compared to $243,160 and $781,012 for the comparable periods of fiscal 2001. The increase in these discretionary costs for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 primarily relates to an increase in salaries expense. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 32% for both the third quarter and nine months ended May 31, 2002, as compared to 34% and 35% for the comparable periods of fiscal 2001. These decreases in costs as a percentage of net sales are primarily due to an increase in sales volume. The increases in expenses, in absolute dollars, for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 primarily relate to increased advertising and professional fees expense and, to a lesser extent, additional salaries and commissions expense. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $8,376 and $19,244 for the three and nine months ended May 31, 2002, respectively, compared to $8,308 and $24,221 for the comparable periods of fiscal 2001. The decrease for the nine months ended May 31, 2002 to the comparable period of 2001 is the result of lower interest rates on equipment borrowings, partially offset by an increase in borrowings.

Other Income. Other income primarily consists of interest earned on our cash balances and, to a lesser extent, sundry other non-operating items. Other income was $8,258 and $25,452 for the three and nine months ended May 31, 2002, respectively, as compared to $15,164 and $64,694 for the comparable periods of fiscal 2001. These decreases are the result of a reduction in interest rates earned on our excess cash balances.

Income Taxes. Our effective income tax rate, which includes current and deferred taxes, is 9% for the first nine months of fiscal 2002. The difference between the effective tax rate and the federal statutory rate is primarily the result of utilization of available federal net operating loss carryforwards and a corresponding reduction in the valuation allowance.

Liquidity and Capital Resources

As of May 31, 2002, IEI had working capital of $2,890,145 compared to $2,613,067 at August 31, 2001. The ratio of current assets to current liabilities was 2.7 at both May 31, 2002 and August 31, 2001. The debt to equity ratio was 0.6 at both May 31, 2002 and August 31, 2001. The increase in working capital is primarily the result of IEI's operating income.

Net cash flows provided by operating activities were $1,123,301 for the nine months ended May 31, 2002 compared to $15,978 for the nine months ended May 31, 2001. The increase primarily reflects higher net income and accrued expenses and decreases in inventories and accounts receivable.

Net capital expenditures were $661,551 and $224,340 for the nine months ended May 31, 2002 and 2001, respectively. The increase in expenditures is primarily due to the purchase of additional manufacturing equipment and related facility improvements. IEI has no current commitments for any material capital expenditures, but we anticipate up to $250,000 in additional capital expenditures for the purchase of office and manufacturing equipment, regulatory testing and tooling costs over the next twelve months.

As of May 31, 2002, IEI has an available $150,000 equipment line of credit expiring February 28, 2003 and a bank demand line of credit available of up to $1,000,000. See Notes I and J to the unaudited condensed consolidated financial statements. As of May 31, 2002, IEI had no outstanding borrowings under the demand line of credit and had approximately $694,000 in outstanding borrowings as equipment debt.

Net cash flows provided by financing activities were $288,691 for the nine months ended May 31, 2002 compared to $50,045 for the nine months ended May 31, 2001. The increase is primarily the result of additions to long-term debt obligations for equipment financing, partially offset by payments on long-term obligations.

The following table summarizes our future contractual cash obligations as of May 31, 2002:

                                      2003           2004           2005            Total
                                    --------       --------       --------       ----------
Long-term obligations               $329,055       $236,034       $129,156       $  694,245
Employment agreement                 167,056        167,056        167,057          501,169
Operating lease obligations          145,180        133,082            -            278,262
                                    --------       --------       --------       ----------
                                    $641,291       $536,172       $296,213       $1,473,676
                                    ========       ========       ========       ==========

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. The implementation of SFAS No's. 141 and 142 did not have any impact on IEI's consolidated financial statements.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 2002 and the years ended August 31, 2001, 2000 and 1999, IEI had net income of approximately $489,000, $136,000, $355,000, and $555,000, respectively. There can be no assurance that IEI will remain profitable. Continued operations after the expenditure of IEI's existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development, which could harm our business, financial condition and operating results.

Dependence on Key Employees. The business of IEI is dependent upon the efforts of John Waldstein, Chief Executive Officer and Chief Financial Officer, and certain other key management and technical employees. The loss or prolonged disability of such personnel could have a significant adverse effect on the business of IEI. IEI presently maintains a key man life insurance policy of $1,000,000 on John Waldstein.

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

Investments or Acquisitions. Although we have no current agreements to do so, we intend to consider investing in or acquiring products, technologies or businesses. In the event of future investments or acquisitions, we could:

       o issue stock that would dilute our current shareholders' percentage ownership; incur debt or assume liabilities;

       o incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;

       o incur significant amortization expenses related to purchased intangible assets; or

       o incur large and immediate write-offs for in-process research and development and stock-based compensation.

       Our integration of any acquired products, technologies or businesses may also involve numerous risks including:

       o problems and unanticipated costs associated with combining the purchased products, technologies or businesses;

       o     diversion of management's attention from our core business;

       o adverse effects on existing business relationships with suppliers and customers;

       o risks associated with entering markets in which we have limited or no prior experience; and

       o potential loss of key employees, particularly those of the acquired organizations.

       We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future.

Lack of Patent Protection. Although IEI has obtained some patent and copyright protection for certain of its products and software, management believes that competitors may be able to market products similar to those sold by IEI.

Offshore Production. IEI is currently having some of its finished products manufactured in Taiwan and Thailand. IEI also presently maintains certain manufacturing molds in Taiwan and Thailand and has a significant amount of components for some products manufactured in South Korea, Taiwan and China. There can be no assurance that the political or economic environment in these countries will remain sufficiently stable to allow reliable and consistent delivery of product.

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

Foreign Sales. During the year ended August 31, 2001 and nine months ended May 31, 2002, IEI's foreign sales represented approximately 10% and 9% of total net sales, respectively. There may be a further reduction in IEI's foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     None

                 (b) Reports on Form 8-K

                     There were no reports on Form 8-K filed for the three months ended May 31, 2002.



                                   SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

                                       International Electronics, Inc.


Date: 7/09/02                          /s/  John Waldstein
      --------                         ------------------------------------
                                       John Waldstein, President, Chief
                                       Executive Officer, Treasurer and
                                       Chief Financial and Accounting
                                       Officer and duly authorized to sign.