Form 10KSB
period 2002-08-31
INTERNATIONAL ELECTRONICS INC
filed 2002-11-25
CIK 717751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For fiscal year ended August 31, 2002

Commission File Number: 0-16305

INTERNATIONAL ELECTRONICS, INC.
(Name of small business issuer in its charter)

Massachusetts	04-2654231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 Turnpike Street Canton, Massachusetts 02021	(781) 821-5566
(Address of principal executive office including zip code)	(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (    )

State issuer’s revenues for its most recent fiscal year: $11,795,255

As of November 4, 2002, 1,158,967 shares of the Registrant’s voting stock was held by non-affiliates of the Registrant. In arriving at this number, Registrant has considered executive officers and directors to be affiliates. Based on a price of $3.28 per share, (the average of the closing bid and asked price on November 4, 2002) the aggregate market value of the non-affiliate shares so held was approximately $3,800,000. As of November 4, 2002, 1,608,731 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

INTERNATIONAL ELECTRONICS, INC.
ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1.	Business

International Electronics, Inc. (“IEI”) was formed in 1977 as a Massachusetts corporation. IEI designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

IEI manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard™ and Secured Series™. IEI also manufactures and markets a line of industrial access control products under the trade name PowerKey™ used to control access to industrial machinery and vehicles. IEI also manufactures and markets electronic glassbreak detectors sold under the trade names Tri-Gard™ and Viper. IEI’s subsidiary, Ecco Industries, Inc. (“Ecco”), owns voice verification technology.

IEI’s products are sold principally in the United States to many of the leading distribution and installation companies servicing the security industry. IEI has had no material changes in its business during the last 3 years.

Products

Access Control and Digital Keypad Products

IEI manufactures and markets a line of access control and digital keypad products sold under the trade names Secured Series™ and Door-Gard™. These products are sold in a variety of configurations including indoor and outdoor models, with magnetic card readers, proximity readers and keypads. They are also sold with several different hardware and software configurations. IEI also sells to original equipment manufacturer (“OEM”) customers private label products containing its access control and keypad based technology.

The command and control software can be used to add programmability by user and time. This software allows for up to 120 different users, each with his/her own unique code and can be used to control machinery, lights, closed circuit TV or doors.

The access control version of the Door-Gard™ software includes features, which apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring. IEI also sells a version of its Door-Gard™ under the trade name prox.pad™. The prox.pad™ incorporates the use of both keypad and proximity technology. The prox.pad™ has been jointly developed by IEI and HID Corporation, a subsidiary of Assa Abloy of Sweden.

In 2002, IEI introduced the Door-Gard™ LS-1 lockset. The LS-1 combines IEI keypad technology with a UL listed grade 1 lockset to enable a battery operated stand-alone system. The list price for the LS-1 is approximately $555.

IEI also markets and sells its Secured Series™ access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Systems features in the Secured Series™ product line include: 1,000 users, transaction buffer for event recording, hard copy printing of events, holiday schedules and time zone limitations (which allow users access depending upon time of day or day of week) as well as the ability to tie up to 32 doors together. Approximate prices paid by installing dealers for the Door-Gard™ products range from $50 to $300 and for the Secured Series™ product line from $150 to $400.

IEI also markets a line of industrial access control products sold under the trade name PowerKey™. These products can control access to mobile assets such as forklifts or the AC version of the product, which controls access to industrial machinery.

There are numerous suppliers of access control products that include a wider range of features and more sophisticated software than our products currently offer. The majority of our products sold are produced in relatively low volume. Competitors whose products are produced in larger volumes or competitors who produce their products in a lower cost environment may be able to produce products at a lower cost to manufacture than our products.

Glassbreak Detector Products

A detector is the component in an alarm system that is activated by an intrusion or entry into protected premises. When activated, it sends a signal to a central control panel, the portion of the system that triggers the alarm. IEI’s glassbreak products serve only the detection function, but are compatible with systems made and sold by most major manufacturers of central control panels, and can be incorporated into both hard wired and certain wireless systems. These products are used in a system in conjunction with other forms of detectors such as those which detect the opening of a door or window. IEI markets an audio glassbreak detector under the trade name Tri-Gard™ and a vibration sensor under the trade name Viper.

Tri-Gard™

Since 1987, IEI has marketed an audio glassbreak detector under the trade name Tri-Gard™. Audio detectors work much like the human ear. All noises are heard by the detector and then compared to a certain set of criteria. If the sound made meets certain criteria, then the unit determines the sound is breaking glass and activates an alarm. Because of the wide variety of noise in the background, which can easily confuse an audio detector, stability is a major factor if the unit is to be successful. Audio detectors are used in residential, commercial and industrial applications. The cost of these units to the installing dealers is approximately $22 to $40 per unit. The Tri-Gard™ models: 550, 552 and 510 have received Underwriters Laboratories listing.

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

In 1992 IEI signed an agreement with Weyrad Electronics, Ltd. of Weymouth, England to act as a distributor for their Viper vibration detector in North, South and Central America. In 1999 the Viper product line was sold to Chloride Safety Systems Limited (“Chloride”). In May

2000 IEI signed a distribution agreement whereby IEI would resell certain Chloride products in the United States.

Sales and Marketing

The principal market for IEI is the United States, where it sells its products through a network of security equipment distributors and installation companies. IEI also sells and markets its products in North and South America, Europe, Asia, South Africa, the Middle East and Australia/New Zealand.

IEI presently employs thirteen people in sales and marketing. The outside sales personnel contact dealers and distributors to provide ongoing sales and technical support for IEI’s products. The inside sales personnel are responsible for incoming sales calls and telemarketing. IEI also utilizes manufacturer’s representatives for certain territories.

IEI sells its products primarily to installers and distributors of alarm security equipment. IEI’s customers include: ADI (a subsidiary of Honeywell International, Inc.), Clark Security Products, and Security Lock. Sales to IEI’s largest customer, ADI, accounted for approximately 37% of IEI’s total net sales for the fiscal year ended August 31, 2002.

While IEI’s relationship with large customers provides it with a substantial market for its products, the dependence on large volume sales to such large customers creates a vulnerability. The loss of any such large customer could have a material adverse effect on IEI’s sales.

IEI is also aware that manufacturers in Europe, Asia and elsewhere fabricate products similar to IEI’s products. Some of these manufacturers may produce their units at a lower cost than IEI’s cost. The introduction of such a product to the United States market could have a substantial adverse effect on IEI’s sales.

IEI provides sales support through national advertising, periodic mailings and by participation at national and regional industry trade shows. IEI presently attends several national trade shows per year, and complements these shows by displaying its products at regional alarm shows. IEI generally sells into overseas markets through distributors in certain countries. IEI also participates with some of its distributors in cooperative advertising programs.

Overseas Components and Production

IEI estimates that approximately 10% of its finished goods are manufactured in Asia. IEI sources a significant amount of components and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environments will remain sufficiently stable to allow reliable and consistent delivery of product.

Product Sources of Revenue

IEI’s various products have provided revenues during the last three fiscal years as follows:

	Access Control and Keypad	Glassbreak Detectors	Total
2002	$11,218,877	$576,378	$11,795,255
2001	9,992,730	591,351	10,584,081
2000	10,716,817	735,461	11,452,278

Domestic and Foreign Sales

The percentages of domestic and foreign sales for IEI’s products for the last three fiscal years are as follows:

	Domestic	Foreign
2002	92%	8%
2001	90	10
2000	92	8

Manufacturing and Raw Materials

IEI performs in-house manufacturing for its access control, digital keypad and Tri-Gard™ product lines. IEI is dependent upon sole source suppliers for a number of key components and parts used in IEI’s products. Some of IEI’s largest principal suppliers include HID Corporation and Future Electronics, Inc. There can be no assurance that these suppliers will be able to meet IEI’s future requirements for such components or that the components will be available to IEI at favorable prices. Any extended interruption in the supply of any such components could have a material adverse effect on IEI’s operating results in any given period. We believe IEI is in compliance with existing foreign laws and do not believe that compliance with such laws will have any material impact on our foreign operations.

Backlog

IEI’s backlog of firm scheduled orders as of August 31, 2002, was approximately $430,000. Its backlog as of August 31, 2001 was approximately $885,000. The decrease in 2002 backlog from the prior year is primarily due to a decrease in OEM orders partially offset by increases in access control and digital keypad orders. IEI believes that the majority of its 2002 backlog will be shipped during fiscal 2003.

Competition

The market for products within the security industry is intensely competitive, subject to technological change and affected by new product introductions and other market activities of industry participants. We expect competition to persist and increase in the future. Many of our competitors have sufficiently greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of our competitors have more extensive customer bases and broader customer relationships than we do, including relationships with our existing and potential customers. Although IEI has obtained some patent and copyright protection for certain of its products and software, we believe that competitors are able to market products similar to those sold by IEI.

Competitors for our access control and digital keypad products include a number of large multinational companies including: Assa Abloy, Bosch, General Electric, Honeywell International, Ingersoll Rand, Kaba and Tyco, some of whom have recently expanded their position in the marketplace by acquiring companies that design competing products. In addition, there are a number of smaller companies that we compete against including: Corby, Crow Electronics, I.D. Systems, Keri Systems, Napco, Visonic, and United Security Products.

We also face competition in the positive identification access control market from biometric systems including: voice verification, fingerprint, hand geometry, palm print, optical systems, signature and facial recognition.

IEI has a well recognized brand in the United States security marketplace having marketed, serviced and sold its products in the industry for the last 25 years. Our products are designed to be cost effective, easy to install with high reliability. Our Door-Gard™ keypad product line, due to its wide array of product offerings, is considered one of the industry leaders. Our customer support services are an important element of our solution to our customers. Over the past several years there has been significant consolidation within the security industry that has brought several large multinational companies into the industry and with whom the company now competes. These companies have all the principal advantages that large companies have over smaller companies including: lower manufacturing costs, worldwide distribution channels, significant research and development efforts and broad customer support capabilities.

Intellectual Property

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. Due to changing technology, we believe that factors such as the creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections.

Working Capital

During fiscal 2002, IEI depended on its existing cash balances to provide working capital. As of August 31, 2002, IEI had a demand bank line of credit available for borrowings of up to $1,000,000 which could be used for working capital purposes and an additional line of credit available for approximately $150,000 for equipment purchases. IEI expects its working capital requirements for fiscal 2003 to be provided from its existing cash reserves, its available line of credit and anticipated cash flow generated from operations. As of August 31, 2002, there were no borrowings outstanding under the demand line of credit and approximately $605,000 in borrowings outstanding as equipment debt. See “Item 6-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Research and Development

IEI presently employs eight people in research and development. IEI also utilizes certain consultants and subcontractors on an as-needed basis with IEI’s employees supervising such work. Research and development expenditures were approximately $1,060,000, $1,045,000 and $1,202,000 for fiscal 2002, 2001 and 2000, respectively. IEI’s net sales include research and development revenues from customers of approximately $167,000, $73,000 and $100,000 during fiscal 2002, 2001 and 2000, respectively.

Employees

As of November 1, 2002, IEI had 64 employees, of which 60 were full-time employees. Of these 64 employees, 13 were in sales and marketing, 8 in research and development, 28 in manufacturing and purchasing, 6 in customer service and 9 in general and administration.

Seasonality

IEI is subject to normal business slowdowns during the summertime and around the Christmas holiday season. In addition, overseas sales, specifically to Europe, slow down in the summer because some European companies take substantial vacation time in July and August.

Governmental Controls/Environmental Compliance

None of IEI’s business is subject to renegotiation of profits or termination of contracts at the election of the government. IEI has not been materially affected by compliance with any governmental regulation relating to protection of the environment, and no material capital expenditures are expected by IEI for environmental control facilities.

Item 2.	Properties

IEI’s administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and currently consist of approximately 20,740 square feet of space. IEI occupies this facility under a lease expiring April 30, 2004, at an annual rent of $145,000 plus utilities, maintenance and certain real estate taxes. IEI also has an option to renew the lease for an additional two years at an annual rate of $157,000. The property used by IEI is in good condition.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote
        of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

    PART II

Item 5.	Market for Registrant’s Common Stock
          and Related Stockholder Matters

IEI’s securities have been traded in the over-the-counter market since July 5, 1983. Since October 30, 1987, IEI’s common stock has been quoted by the National Association of Securities Dealers Automated Quotation System (“NASDAQ”). IEI’s common stock currently trades under the symbol “IEIB” on the NASDAQ SmallCap Market.

The NASDAQ standards for a company’s stock to maintain its SmallCap listing include maintaining a minimum bid price of $1.00 per share and stockholders’ equity of $2,500,000 or alternatively net income of $500,000 for the last fiscal year or in two of the three most recently completed fiscal years. In fiscal 2002, IEI met both the (i) minimum bid price criteria and $2,500,000 of stockholders’ equity and (ii) the $500,000 net income standards.

There can be no assurance that IEI will continue to meet the NASDAQ standards to maintain its SmallCap listing. If IEI is unable to maintain its SmallCap listing on NASDAQ, holders of IEI’s common stock may have additional difficulty selling their shares at a favorable price, or at all, and it may be more difficult for IEI to obtain additional financing.

The prices set forth below are based on information provided to IEI by NASDAQ. These sales prices reflect interdealer prices, without retail mark-ups, markdowns or commissions.

	Sales Prices
	High	Low
Fiscal Year 2002:
First Quarter	$ 2.66	$ 1.46
Second Quarter	2.26	1.89
Third Quarter	6.89	2.00
Fourth Quarter	6.34	2.22

Fiscal Year 2001:
First Quarter	2.50	2.00
Second Quarter	2.53	1.75
Third Quarter	2.44	1.40
Fourth Quarter	1.75	1.30

As of November 4, 2002, there were approximately 430 shareholders of record of IEI’s common stock. IEI believes that a substantial number of shares of IEI’s common stock are held by nominees and estimates that there are approximately 1,100 beneficial owners of IEI’s shares. IEI has never paid dividends to its shareholders. IEI’s credit agreements contain certain restrictive covenants including restricting the payment of dividends.

Equity Compensation Plan Information

The following table sets forth a description of our equity compensation plans as of August 31, 2002:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Stock option plan approved by shareholders	132,500	$2.02	40,500
Stock option plans not approved by shareholders (1)	217,873	1.43	19,226
Warrants not approved by shareholders (2)	48,168	1.24	—

	398,541	$1.60	59,726

(1)
The August 1988, January and September 1989, June and August 1990, July 1992, October 1993, May 1994, and September 1995 nonqualified stock option plans (the “Stock Plans”) were approved by our Board of Directors but not our shareholders. The Stock Plans provide for the grant of options to purchase shares of our common stock for employees including executive officers, nonemployee directors and key advisors. The term of the Stock Plans is 10 years and the plans are administered by a committee of the Board of Directors. All the options under the Stock Plans have been granted at the fair market value of our common stock on the date of grant.

(2)
All of the warrants were approved by our Board of Directors but were not approved by our shareholders. The current outstanding warrants to purchase shares of our common stock have been granted to an executive officer and an advisor to IEI and each had an original term of 10 years. All the outstanding warrants have been granted at the fair market value of our common stock on the date of grant.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements. The following discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the matters discussed in “Risk Factors” and elsewhere in this report.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in this Annual Report on Form 10-KSB for the year ended August 31, 2002 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves and contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts for our products and our current level of inventory. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and as a result, our gross profit margin could be adversely affected.

We accrue for warranty costs based on the historical rate of claims and costs to provide warranty services as the sale is recognized. While we believe the accrual for warranty costs is adequate to address known warranty issues, if we experience an increase in warranty claims that are higher than our historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual and as a result, our gross profit margin could be adversely affected.

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

Results of Operations

Fiscal years ended August 31, 2002, 2001 and 2000

Net Sales.  Net sales in 2002 increased 11% from 2001, while 2001 sales decreased 8% from 2000. The increase in sales for 2002 compared to the prior year is primarily due to increases in digital keypad and OEM product sales. The reduction in sales for 2001 compared to the prior year was due to decreases in access control, glassbreak, and OEM product lines, partially offset by increases in the digital keypad and vertical market product lines.

Cost of Sales/Gross Profit.  Our cost of sales consist primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead, and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 47% in 2002, 44% in 2001, and 45% in 2000. The increase in the gross profit ratio for 2002 from the prior year is primarily the result of improved manufacturing efficiencies due to increased sales volume, a customer settlement of $160,000 for cancellation of the customer’s purchase commitment, and a reduction in material costs, partially offset by start-up costs incurred in the implementation of the recently purchased production equipment. The decrease in the gross profit ratios for 2001 from the prior year was due to product mix and additional manufacturing costs. We expect future gross profit as a percentage of net sales to decline slightly from the current level due to the non-recurring customer settlement benefit in 2002. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as revenue volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, changes in sales channels or product mix.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees, and prototype costs. Research and development expenses were $1,059,598 in 2002, as compared to $1,045,389 in 2001 and $1,201,859 in 2000. The increase in costs in 2002 from the prior year is primarily due to increases in personnel and related expenses, partially offset by a reduction in prototype costs, consultants and depreciation expenses. The reduction in costs in 2001 from the prior year is primarily due to decreases in personnel and related expenses and consulting fees. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 31% in 2002 and 33% for both 2001 and 2000. The decreases in expenses as a percentage of net sales in 2002 from the prior year is due to sales efficiencies and primarily due to decreases in bad debt, trade show, and telephone expenses, and to a lesser extent, reductions in investor relations and travel expenses, partially offset by increased professional fees and salary related expenses. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Other Income.    Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $36,053 in 2002, $77,116 in 2001, and $81,755 in 2000. The decrease in 2002 from the prior year is the result of a reduction in interest rates earned on our excess cash balances.

Interest Expense.    Interest expense consists of interest incurred on equipment financing. Interest expense was $28,558 for 2002, $32,329 in 2001, and $29,706 in 2000. The decrease in 2002 from the prior year is the result of lower interest rates on equipment borrowings, partially offset by an increase in outstanding debt.

Income Taxes.    IEI’s effective income tax rate, which includes current and deferred taxes, was 10% for 2002, 21% for 2001 and (29%) for 2000. The difference between the effective tax rate and the federal statutory rate for 2002 and 2001 is primarily the result of utilization of net operating loss carryforwards. IEI’s effective tax rate in 2000 differs from the federal statutory rate because of the deferred tax asset recorded during the year and utilization of federal net operating loss carryforwards. We expect that our future effective income tax rate will approximate the state and federal statutory rates because as of August 31, 2002 we have utilized the majority of our available net operating loss carryforwards.

Liquidity and Capital Resources

As of August 31, 2002, IEI had $3,258,965 in working capital as compared to $2,613,067 at August 31, 2001. The ratio of current assets to current liabilities as of August 31, 2002 was 2.8, as compared to 2.7 in 2001 and 2.4 in 2000. The debt to equity ratio was 0.6 at both August 31, 2002 and 2001 and 0.7 at August 31, 2000. The increases in working capital and current ratio are primarily due to increases in IEI’s operating income.

Net cash flows provided by operating activities was $1,768,903 in 2002, $159,328 in 2001, and $430,458 in 2000. The increase in 2002 from the prior year is primarily the result of increases in IEI’s net income, reduction in accounts receivable, and increase in accrued expenses. The decrease in 2001 from the prior year is primarily the result of a reduction in net income and a reduction in accounts payable and accrued expenses.

Net capital expenditures were $677,496, $299,382 and $291,221 for 2002, 2001 and 2000, respectively. The increase in expenditures in 2002 from the prior year is primarily due to the purchase of additional automated manufacturing equipment and related facility improvements. IEI anticipates having up to $220,000 in total capital expenditures primarily for the purchase of facility improvements and production and engineering equipment during fiscal 2003. We expect that a portion of our 2003 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

As of August 31, 2002, IEI has $150,000 available under its equipment line of credit expiring February 28, 2003 and a bank demand line of credit available of up to $1,000,000. See Notes 5 and 6 to the Consolidated Financial Statements. As of August 31, 2002, IEI had no

outstanding borrowings under the demand line of credit and had approximately $605,000 in borrowings outstanding under equipment lines of credit.

Net cash flows provided by financing activities was $275,100 in 2002, $73,660 in 2001, and $176,090 in 2000. The increase in 2002 compared to the prior year is primarily the result of additional long-term debt obligations for equipment financing and proceeds from the exercise of stock options and warrants.

The following table summarizes our future contractual cash obligations as of August 31, 2002:

	2003	2004	2005	Total
Long-term obligations	$301,214	$219,420	$84,481	$605,115
Employment agreement	167,056	167,056	167,056	501,168
Operating lease obligations	145,180	96,787	—	241,967

	$613,450	$483,263	$251,537	$1,348,250

Management believes that its current cash position, together with internally generated funds at present sales levels and its available bank financing, will provide adequate cash reserves to satisfy its cash requirements for the next twelve months. Depending upon whether or not sufficient revenue and working capital is generated from profitable operations, IEI may require additional external funding. There is no assurance that profits will be generated, or that additional external funding will be obtainable, if such a need should arise.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. The implementation of SFAS Nos. 141 and 142 did not have any impact on IEI’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. IEI is required to implement SFAS No. 144 on September 1, 2002, and does not expect the implementation of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. IEI does not expect the implementation of this statement will have a material impact on its consolidated financial position or results of operations.

Risk Factors

Information provided by IEI in writing and orally, from time to time may contain certain “forward-looking” information as this term is defined by: (1) the Private Securities Litigation Reform Act of 1995 (the “Act”) and (2) in releases made by the Securities and Exchange Commission. These risk factors are being described pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. IEI cautions investors that any forward-looking statements made by IEI involve risks and uncertainties, which could cause actual results to differ materially from those projected.

IEI has identified certain risks and uncertainties as factors, which may impact on its operating results which are detailed below. All of these factors are difficult for IEI to forecast, and these or other factors can materially adversely affect IEI’s business and operating results for one quarter or a series of quarters.

Concentration of Customers.    IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 37% of IEI’s total net sales for the fiscal year ended August 31, 2002. IEI’s industry has recently experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

Reliance on Distribution Partners.    We have historically sold the majority of our products through distribution. We believe that our future success is dependent upon retaining successful relationships with a variety of distribution partners. We have no long-term agreements with these partners and certain distribution partners also manufacture and sell products that compete with some of our products. We cannot be certain that we will be able to retain our current distribution partners or that these partners will devote adequate resources to selling our products. If we are unable to maintain our distribution partners or the partners do not devote adequate resources to the sale of our products, our operating results could be materially and adversely effected.

General Economic Conditions.    Our business is subject to the effects of general economic conditions in the United States and globally. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience adverse impacts on our business, operating results and financial condition.

Limited Financial Resources.    IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2002, 2001 and 2000 IEI had net income of approximately $701,000, $136,000 and $355,000, respectively. There can be no assurance that IEI will continue profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

Dependence on Key Employees.    The business of IEI is dependent upon the efforts of John Waldstein and certain other key management and technical employees. The loss or prolonged disability of such personnel could have a significant adverse effect on the business of IEI. IEI presently maintains a key man life insurance policy of $1,000,000 on John Waldstein, President, Chief Executive Officer, Chief Financial Officer and Treasurer.

Lack of New Product Development.    IEI is engaged in an industry, which, as a result of extensive research and development, introduces new products on a regular basis. Current competitors or new market entrants may develop new products with features that could adversely effect the competitive position of IEI’s products. There can be no assurance that IEI will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that IEI will be able to respond effectively to technological changes or product announcements by competitors. Any failure or delay in these goals could have a material adverse affect on IEI.

Fluctuations in Sales and Operating Results.    The annual growth rates experienced by IEI are not necessarily indicative of future annual growth rates. Operating results may fluctuate due to factors such as the timing of new product announcements and introductions by IEI, its major customers and its competitors, market acceptance of new or enhanced versions of IEI’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, IEI typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, IEI may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on IEI’s operating results in a quarter. In addition, competitive pressure on pricing in a given quarter could adversely affect IEI’s operating results, or such price pressure over an extended period could adversely affect IEI’s long-term profitability.

IEI establishes its expenditure levels for sales and marketing and other expenses based, in large part, on its expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of IEI’s expenses vary with its sales in the short-term.

Competition.    Other companies in the industry offer products in competition with those of IEI. Many of the companies with which IEI competes are substantially larger, have greater resources and market a larger line of products. IEI expects competition to increase significantly in the future from existing competitors and new companies that may enter IEI’s existing or future markets. IEI competes with a number of large multinational companies including: Assa Abloy, Bosch, General Electric, Honeywell International, Ingersoll Rand, Kaba and Tyco, some of whom have recently expanded their position in the marketplace by acquiring companies that design competing products. We also compete against a number of smaller companies. Some of our competitors sell significant amounts of other products to our current and prospective customers.

Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors’ products or harm our ability to attract new customers. Increased competition could adversely affect IEI’s sales and profitability. There can be no assurance that IEI will be able to continue to compete successfully with its existing competitors or with new competitors.

Investments and Acquisitions.    Although we have no current agreements to do so, we intend to consider investing in or acquiring products, technologies or businesses. In the event of future investments or acquisitions, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership; incur debt or assume liabilities;

•	incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;

•	incur significant amortization expenses related to purchased intangible assets; or

•	incur large and immediate write-offs for in-process research and development and stock-based compensation.

Our integration of any acquired products, technologies or businesses may also involve numerous risks including:

•	problems and unanticipated costs associated with combining the purchased products, technologies, or businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have limited or no prior experience, and;

•	potential loss of key employees, particularly those of the acquired organizations.

We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future.

Lack of Patent Protection.    Although IEI has obtained some patent, trademark, trade secret and copyright protection for certain of its products and software, management believes that competitors may be able to market certain products similar to those sold by IEI.

Offshore Production.    IEI is currently having some of its finished products manufactured in Asia. IEI presently maintains certain manufacturing molds in Asia and has a significant amount of components for some products manufactured in Asia. There can be no assurance that the Asian political or economic environment will remain sufficiently stable or that other factors will allow for reliable and consistent delivery of product.

Dependence on Single Source of Supply.    IEI is dependent upon sole source suppliers for a number of key components and parts used in IEI’s products. There can be no assurance that these suppliers will be able to meet IEI’s future requirements for such components or that the components will be available to IEI at favorable prices, or at all. Any extended interruption in the supply or significant increase in price of any such components could have a material adverse effect on IEI’s operating results in any given period.

Foreign Sales.    During the year ended August 31, 2002, IEI’s foreign sales represented approximately 8% of net sales. There may be a reduction in IEI’s foreign sales from the 2002 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock.    There is a limited market for IEI’s common stock and there can be no assurance that even this limited market will be sustained. Holders of IEI’s common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Maintain SmallCap Listing on NASDAQ.    There can be no assurance that IEI will continue to meet the SmallCap standards to maintain its listing on NASDAQ. If IEI is unable to maintain its SmallCap listing on NASDAQ, holders of IEI’s common stock may have difficulty selling their shares at a favorable price, or at all, and it may be more difficult for IEI to obtain additional financing. See Item 5-”Market for Registrant’s Common Stock and Related Stockholder Matters”.

Volatility of Stock Price.    IEI’s stock price is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community’s expectations, announcements of new products by IEI or its competitors and other events or factors could have an immediate impact on IEI’s stock price. The stock price may also be affected by broader market trends unrelated to IEI’s performance.

Insiders have Substantial Control.    Our executive officers, directors and entities affiliated with them beneficially own, in the aggregate, a significant portion of our outstanding common stock. Although there are no current agreements among the parties, these shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 7.                                                        Financial Statements and Supplementary Data

The consolidated financial statements of International Electronics, Inc. and subsidiaries filed as a part of this Annual Report on Form 10-KSB begin on page F.

Item 8.                                                                      Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 9.	Directors and Executive Officers of the Registrant

The following table sets forth our executive officers and directors, their respective ages and positions as of November 4, 2002:

Name	Age	First Elected Director	Term expires at annual meeting expected to occur	Position
John Waldstein	49	1982	April 2003	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chairman of the Board and a Director
Diane Balcom	60	1989	April 2005	Director
Heath Paley	54	1990	April 2004	Director
Steven Tannenbaum	42	2002	April 2003	Director
Christopher Hentschel	58	—	—	Vice President of Engineering

IEI anticipates that the next annual meeting of shareholders will be held in April 2003. All directors serve three-year terms and hold office until their successors are chosen and qualified.

John Waldstein has been employed by IEI since 1978, has been Treasurer since March 1982, was Vice President between January 1983 and May 1988, Chief Financial Officer since February 1988, Chief Operating Officer from February 1988 to May 1988, President and Chief Executive Officer since May 1988, and Chairman of the Board since November 1990. Mr. Waldstein is a graduate of Harvard College. See “Item 10-Executive Compensation”.

Diane Balcom became a member of the Board of Directors in 1989. Since June 2002, Ms. Balcom has served as Director of Development of Achieva, a non-profit agency providing services for people with disabilities and their family members. From February 2001 to June 2002, Ms. Balcom served as an independent consultant to a variety of non-profit organizations in southwestern Pennsylvania. From October 1998 to February 2001, Ms. Balcom served as the Executive Director of the Pittsburgh Mercy Foundation. From September 1997 to September 1998, she held the position of Director of Development for Children’s Hospital of Pittsburgh. From August 1994 to August 1997, Ms. Balcom was the Chapter Director of the Juvenile Diabetes Foundation of Western Pennsylvania. She has been an adviser to IEI on corporate and financial matters since 1985. From January 1989 to August 1994, Ms. Balcom operated a consulting practice, which provided services related to private and public financing for small and medium-sized companies. From March 1987 to January 1989, she served as Vice President and Chief Financial Officer for Environmental Diagnostics, Inc., a publicly held company. Prior to that, Ms. Balcom held various senior management positions in Corporate Finance and Research for 13 years with brokerage firms on the West Coast.

Heath Paley became a member of the Board of Directors in 1990. Since March 1997, Mr. Paley has served as President of Comorant, Inc., a manufacturer and retailer of glass wind chimes marketed under the name Goose Rock Designs. Since May 1996, Mr. Paley has also been a self-employed computer consultant. He had been IEI’s Director of Management Information Systems from September 1994 until May 1996 and was IEI’s Chief Operating Officer and Executive Vice President from June 1990 to August 1994. From 1983 to June 1990, Mr. Paley was President and a founder of Ecco Industries, Inc. From 1980 to 1983, he was President of the Maine Woods Shoe Division of Bennett Industries. Heath Paley is the son of Warren Paley. See “Item 11-Security Ownership of Certain Beneficial Owners and Management”.

Steven Tannenbaum became a member of the Board of Directors in March 2002. Since 1993, Mr. Tannenbaum has been the President of Greenwood Investments, Inc., which serves as the general partner of Greenwood Capital Limited Partnership and other partnerships engaged in investment and real estate development.

Christopher Hentschel was appointed IEI’s Vice President of Engineering in March 1995 and had previously been Chief Engineer since 1989. Before joining IEI, Mr. Hentschel was a founder and Vice President of Engineering of Guard Aware, Inc. Mr. Hentschel is a graduate of Wentworth Institute. See “Item 10-Executive Compensation”.

Kenneth Moyes resigned from IEI’s Board of Directors in August 2002.

Other Matters

Section 16(a) of the Securities Exchange Act of 1934 requires IEI’s executive officers, directors, and persons who own more than ten percent of a registered class of IEI’s equity securities to file reports of ownership with the Securities and Exchange Commission (“SEC”) and NASD. Executive officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish IEI with copies of all Section 16(a) forms they file.

IEI believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2002 except Ms. Balcom inadvertently filed one Form 4 late in conjunction with one transaction, Messrs. Heath Paley, Waldstein and Hentschel each inadvertently filed one Form 4 late in conjunction with two transactions and Mr. Moyes, while a director, inadvertently filed two Form 4’s late in conjunction with eight transactions.

Item 10.	Executive Compensation

The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 2002, of IEI’s President and Chief Executive Officer, and two other executive officers of IEI who received at least $100,000 of compensation during any of these years (the “Named Executive Officers”):

Summary Compensation Table

Name	Annual Compensation (2)			Long-Term Compensation	All Other Compensation (1)
	Year	Salary	Commission/ Bonus (3)	Options (Shares)
John Waldstein President and Chief Executive Officer	2002 2001 2000	$164,592 155,536 145,217	$50,000 9,091 50,000	— 7,000 12,500	$16,632 15,656 16,234

James Brierley, Jr.(4) Vice President of Sales and Marketing	2002 2001 2000	125,000 124,885 120,065	6,500 — 9,500	— — 5,000	— — —

Christopher Hentschel Vice President of Engineering	2002 2001 2000	124,384 116,550 105,196	12,600 — 6,000	— — 5,000	— — —

(1)
Represents the cost of a split dollar whole life insurance policy with a face value of $1,005,000, a term insurance policy with a face value of $1,000,000, and a long-term disability policy. IEI is a beneficiary of the whole life insurance policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase the life insurance policies upon termination of his employment for the cash surrender value as of August 31, 2001.

(2)	Does not include perquisites, which do not exceed 10% of annual salary.

(3)	Amount represents commissions and/or bonus earned during the applicable year.

(4)	Mr. Brierley resigned his position on October 31, 2002.

IEI’s Board of Directors, commencing in fiscal 1993, established an annual bonus plan for officers and certain key employees. The available funds for the plan shall be up to five percent of income before taxes. The final amount and subsequent distribution to employees and officers shall be determined by IEI’s Compensation Committee.

Compensation on Involuntary Termination

John Waldstein has an employment contract with IEI which provides for certain compensation to be paid to him if he is discharged by IEI without cause, as defined before the end of the term of his contract. Mr. Waldstein has a continuous three-year employment contract with a current minimum annual salary of approximately $167,000, subject to adjustment for inflation, plus an annual minimum bonus of $50,000 payable upon the achievement of specified goals and objectives. The salary and bonus of Mr. Waldstein is subject to performance reviews and annual adjustment as determined by IEI’s Compensation Committee.

If the employment of Mr. Waldstein is terminated by IEI without cause, including the election of a slate of board of director members not approved by Mr. Waldstein or a change in status as a result of an acquisition, merger or sale of assets (an “Acquisition”), IEI is obligated to pay at such termination an amount equal to his total salary and benefits to the conclusion of the contract period. In the event of an Acquisition of IEI, Mr. Waldstein’s base salary shall increase to a minimum annual salary of $175,000, based on future adjustments for inflation. As of November 1, 2002, John Waldstein’s base salary to the conclusion of his contract period is approximately $501,000, plus future cost of living adjustments.

After an Acquisition of IEI, provided Mr. Waldstein continues his employment for at least a six-month period, and he subsequently voluntarily resigns, he shall be paid severance of one year’s compensation and benefits. For each additional six months that he works thereafter, in the event Mr. Waldstein subsequently voluntarily resigns, he shall be paid severance of an additional six months compensation and benefits provided any such severance payments shall not exceed three years of compensation.

In addition to the foregoing, IEI also has employment letters with certain key management (including Mr. Hentschel) that require salary and benefit continuation for a one year period in the event of a termination of such employment as a result of an Acquisition. As of August 31, 2002, the annual salaries of such management personnel represent an aggregate of approximately $440,000.

Year End Option Table

The following table sets forth the number and value of unexercised options held as of August 31, 2002 by the Named Executive Officers:

Aggregated Option Exercises In Last Fiscal
Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized (3)	Number of Unexercised Options at End of Fiscal 2002		Value of Unexercised In-the-Money Options at End of Fiscal 2002 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John Waldstein (2)	11,667	$27,709	122,125	18,875	$246,451	$32,419
James Brierley, Jr.(4)	—	—	32,500	2,500	58,450	1,850
Christopher Hentschel	13,334	23,768	16,000	3,333	28,240	3,217

(1)	Difference between the fair market value of the underlying common stock on November 4, 2002 and the exercise price.

(2)	Includes warrants to purchase an aggregate of 35,000 shares of common stock. See Note 9 to the Consolidated Financial Statements.

(3)	Difference between fair market value of the underlying common stock on the date of exercise and the exercise price, multiplied by the number of shares issued upon exercise.

(4)	Mr. Brierley resigned his position on October 31, 2002.

There were no options granted to any of the Named Executive Officers during the year ended August 31, 2002.

Compensation of Directors

Directors who are not executive officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 2002, directors’ fees were paid in the amounts of $5,000 to Ms. Balcom, $5,500 to Mr. Moyes, $4,500 to Mr. Paley and $2,500 to Mr. Tannenbaum.

Item 11.                                                                      Security Ownership of Certain
Beneficial Owners and Management

Set forth below is information concerning ownership of IEI’s common stock as of November 4, 2002, (i) by all persons known by IEI to own beneficially 5% or more of the outstanding common stock, (ii) each current director and Named Executive Officer of IEI and (iii) all directors and executive officers as a group.

Name	Number of Shares(1)		Percent of Common Stock Owned

Executive Officers and Directors:

John Waldstein	282,380	(2)	16.3%
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Steven Tannenbaum	239,927	(3)	14.9
c/o Greenwood Investments, Inc.
68 Harvard Street, 3rd Floor
Brookline, Massachusetts

Heath Paley	44,852	(4)	2.8
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Christopher Hentschel	32,218	(5)	2.0
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Diane Balcom	19,012	(6)	1.2
1403 Sharps Hill Road
Pittsburgh, Pennsylvania

All directors and executive officers
as a group (5 persons)	618,389	(7)	34.8

5% Shareholder:

Warren Paley	217,268		13.5
3 Mill Street
New Baltimore, New York

(See	footnotes on following page)

(1)
Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to IEI, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after November 4, 2002.

(2)
Includes vested options and warrants to purchase an aggregate 126,375 shares of IEI’s common stock granted at prices ranging from $0.74-$2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein’s wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3)
Includes 181,977 shares of common stock held by Greenwood Capital Limited Partnership (“GCLP”). Mr. Tannenbaum serves as the president, sole stockholder and sole director of Greenwood Investments, Inc., which is the sole general partner of GCLP and has sole voting and investment power with respect to such shares. With respect to the remaining 57,950 shares of common stock, Mr. Tannenbaum holds such shares jointly with his wife and has shared voting and investment power.

(4)	Includes vested options to purchase an aggregate 14,500 shares of IEI’s common stock granted at prices ranging from $0.81-$2.81 per share.

(5)
Includes vested options to purchase an aggregate 17,250 shares of IEI’s common stock at prices ranging from $0.81-$2.54 per share. Includes 1,634 shares of common stock held by Mr. Hentchel’s wife. Mr. Hentschel disclaims beneficial ownership of these shares.

(6)	Includes vested options to purchase an aggregate 10,500 shares of IEI’s common stock granted at prices ranging from $0.72-$2.81 per share.

(7)	Includes vested options and warrants to purchase an aggregate 168,625 shares of IEI’s common stock granted at prices ranging from $0.72-$2.81 per share.

Item 12.	Certain Relationships and Related Transactions

None

Item 13.	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. IEI’s chief executive and chief financial officer has reviewed and evaluated the effectiveness of IEI’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive and chief financial officer has concluded that IEI’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by IEI in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)
Changes in internal controls. There have not been any significant changes in IEI’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.    The following Consolidated Financial Statements are included in Item 7:

Independent Auditors’ Report

Consolidated Balance Sheets as of August 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended August 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the Years Ended August 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended August 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)2.    The following schedule is included in Item 7:

Valuation and qualifying accounts

(a)3.    Exhibits:

3
Restated Articles of Organization and By-Laws are incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form S-18 (2-91218-B), filed on May 18, 1984 (hereinafter referred to as Registrant’s S-18).

3(a)
Amendment to Articles of Organization are incorporated by reference to Exhibit 3.1(a) of Registrant’s Registration Statement on Form S-1 (Registration No. 33-16333 which became effective on October 8, 1987 hereinafter referred to as Registrant’s S-1).

4
Instruments defining the rights of securities holders include the Restated Articles of Organization, By-Laws, Stock Certificate and Stock Purchase Warrant which are incorporated by reference to Exhibits 3, 4b and 4c to Registrant’s S-18.

10(a)	Nonqualified Stock Option Plan is incorporated by reference to Exhibit 10.1(ll) of Post-Effective Amendment No. 2 of Registrant’s S-1.

10(b)	1999 Stock Option Plan is incorporated by reference to the definitive proxy material for the 1999 special meeting in lieu of the annual meeting of shareholders.

10(c)	Stock Purchase Agreement dated as of June 19, 1990 by and among Registrant and Ecco Industries, Inc. is incorporated by reference to Exhibit (2.1) on Form 8-K dated July 2, 1990.

10(d)
Lease for Canton, Massachusetts facility between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

10(e)
First amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated April 1, 1998 is incorporated by reference to Exhibit 10(k) on Form 10-KSB for the year ended August 31, 1998.

10(f)
Second amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated January 28, 1999 is incorporated by reference to 10(m) on Form 10-KSB for the year ended August 31, 1999.

10(g)
Third amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated September 27, 1999 is incorporated by reference to 10(n) on Form 10-KSB for the year ended August 31, 1999.

10(h)	Fourth amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the

Registrant dated October 31, 2001 is incorporated by reference to 10(h) on Form 10-KSB for the year ended August 31, 2001.

10(i)
2001 restatement of the Employment, Non-Disclosure, and Non-Compete Agreement for John Waldstein dated September 13, 2001 is incorporated by reference to 10(i) on Form 10-KSB for the year ended August 31, 2001.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

99.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ELECTRONICS, INC.

Date: November 25, 2002	By: /s/ John Waldstein
John Waldstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Waldstein John Waldstein	President, Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer, Chairman of the Board and a Director	November 25, 2002

/s/ Diane Balcom Diane Balcom	Director	November 25, 2002

/s/ Heath Paley Heath Paley	Director	November 25, 2002

/s/ Steven Tannenbaum Steven Tannenbaum	Director	November 25, 2002

CERTIFICATION

I, John Waldstein, President, Chief Executive Officer, Chief Financial Officer and Treasurer of International Electronics, Inc. (the “Registrant”), certify that:

1.	I have reviewed this annual report on Form 10-KSB of International Electronics, Inc. (“Annual Report”);

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(ii)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(iii)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  John Waldstein
John Waldstein
President, Chief Executive Officer, Chief Financial Officer and Treasurer
Dated:  November 25, 2002

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

All other schedules are omitted because they are inapplicable or not required under the instructions.

F

[LETTERHEAD DELOITTE & TOUCHE]

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of
  Directors of International Electronics, Inc.
Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiaries (the “Company”) as of August 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2002. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Electronics, Inc. and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
October 18, 2002

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2002 AND 2001

	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,916,461	$1,549,954
Accounts receivable, net of allowances for doubtful accounts and returns of $209,000 and $215,000 in 2002 and 2001, respectively	716,204	1,211,884
Inventories	778,398	848,742
Deferred income taxes	391,000	330,000
Other current assets	269,912	239,486

Total current assets	5,071,975	4,180,066

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	810,414	476,359

OTHER ASSETS:
Deferred income taxes	56,000	88,000
Other	21,711	36,711

Total other assets	77,711	124,711

TOTAL	$5,960,100	$4,781,136

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$204,675	$330,627
Accrued expenses	1,307,121	987,306
Income taxes payable	—	31,000
Current portion of long-term obligations	301,214	218,066

Total current liabilities	1,813,010	1,566,999

LONG-TERM OBLIGATIONS, less current portion	303,901	201,488

COMMITMENTS
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value – authorized,
5,984,375 shares; issued, 1,643,731 and
1,589,313 shares in 2002 and 2001, respectively	16,437	15,893
Capital in excess of par value	4,997,786	4,868,791
Accumulated deficit	(1,132,390)	(1,833,391)
Treasury stock, at cost – 35,000 shares	(38,644)	(38,644)

Total shareholders’ equity	3,843,189	3,012,649

TOTAL	$5,960,100	$4,781,136

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

	2002	2001	2000
NET SALES	$11,795,255	$10,584,081	$11,452,278
COST OF SALES	6,293,738	5,884,800	6,295,556

GROSS PROFIT	5,501,517	4,699,281	5,156,722

OPERATING EXPENSES:
Research and development costs	1,059,598	1,045,389	1,201,859
Selling, general, and administrative expenses	3,674,413	3,525,479	3,732,147

Total operating expenses	4,734,011	4,570,868	4,934,006

INCOME FROM OPERATIONS	767,506	128,413	222,716
INTEREST EXPENSE	(28,558)	(32,329)	(29,706)
OTHER INCOME	36,053	77,116	81,755

INCOME BEFORE INCOME TAXES	775,001	173,200	274,765
PROVISION (BENEFIT) FOR INCOME TAXES	74,000	37,000	(80,000)

NET INCOME	$701,001	$136,200	$354,765

NET INCOME PER SHARE:
Basic	$0.45	$0.09	$0.23

Diluted	$0.40	$0.08	$0.21

SHARES USED IN COMPUTING NET INCOME PER SHARE:
Basic	1,575,262	1,539,145	1,524,964

Diluted	1,742,728	1,647,282	1,688,549

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

	Common Stock		Capital in Excess of	Accumulated	Treasury Stock
	Shares	Amount	Par Value	Deficit	Shares	Cost	Total
BALANCE, AUGUST 31, 1999	1,533,301	$15,333	$4,806,955	$(2,324,356)	35,000	$(38,644)	$2,459,288
Issuance of stock options	—	—	7,074	—	—	—	7,074
Stock issued upon exercise of stock options and warrants	37,512	375	39,962	—	—	—	40,337
Net income	—	—	—	354,765	—	—	354,765

BALANCE, AUGUST 31, 2000	1,570,813	15,708	4,853,991	(1,969,591)	35,000	(38,644)	2,861,464
Stock issued upon exercise of stock options	18,500	185	14,800	—	—	—	14,985
Net income	—	—	—	136,200	—	—	136,200

BALANCE, AUGUST 31, 2001	1,589,313	15,893	4,868,791	(1,833,391)	35,000	(38,644)	3,012,649
Stock issued upon exercise of stock options and warrants	54,418	544	88,995	—	—	—	89,539
Tax benefits for stock options and warrants	—	—	40,000	—	—	—	40,000
Net income	—	—	—	701,001	—	—	701,001

BALANCE, AUGUST 31, 2002	1,643,731	$16,437	$4,997,786	$(1,132,390)	35,000	$(38,644)	$3,843,189

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$701,001	$136,200	$354,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358,441	329,374	343,691
Stock options and warrants issued for professional services	—	—	7,074
Tax benefit for stock options and warrants	40,000	—	—
Deferred income taxes	(29,000)	6,000	(95,000)
Changes in operating assets and liabilities:
Accounts receivable	495,680	(76,756)	(410,796)
Inventories	70,344	(16,749)	201,104
Other current assets	(30,426)	10,611	(67,926)
Accounts payable and accrued expenses	193,863	(245,352)	144,546
Income taxes payable	(31,000)	16,000	(47,000)

Net cash provided by operating activities	1,768,903	159,328	430,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(677,496)	(299,382)	(291,221)
Other assets	—	(26,011)	—

Net cash used in investing activities	(677,496)	(325,393)	(291,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt obligations	478,728	256,748	280,727
Payments of debt obligations	(293,167)	(198,073)	(144,974)
Proceeds from exercise of stock options and warrants	89,539	14,985	40,337

Net cash provided by financing activities	275,100	73,660	176,090

CASH AND CASH EQUIVALENTS – increase (decrease) during the year	1,366,507	(92,405)	315,327
CASH AND CASH EQUIVALENTS, beginning of year	1,549,954	1,642,359	1,327,032

CASH AND CASH EQUIVALENTS, end of year	$2,916,461	$1,549,954	$1,642,359

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$28,558	$31,538	$29,984

Income taxes paid	$72,100	$425	$2,500

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of the Business – International Electronics, Inc. and subsidiaries (“IEI”) designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of International Electronics, Inc., its majority-owned subsidiary, Ecco Industries, Inc. (“Ecco”), and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

Cash Equivalents – IEI considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments – The fair value of IEI’s assets and liabilities which constitute financial instruments approximates their recorded value.

Concentration of Credit Risk – Financial instruments that potentially subject IEI to concentrations of credit risk are cash, cash equivalents, and accounts receivable. IEI has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts, or other hedging arrangements. The majority of IEI’s cash is maintained with a commercial bank, and cash equivalents are U.S. Government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom IEI makes substantial sales (see Note 11).

Inventories – Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Reserves are recorded for slow-moving, obsolete, unsalable, or unusable items based upon a product-level review.

Property and Equipment – Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the applicable assets.

Estimated Lives
Machinery and equipment	3-7 years
Office furniture and equipment	2-7 years
Leasehold improvements	Life of lease

Other Assets – Other assets include a license for certain technology embedded in IEI’s products. The license is amortized over its estimated three-year useful life.

1.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Estimates and Assumptions – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition – Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, IEI recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on IEI’s historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition.

Research and Development Costs – All research and development costs are charged to operations as incurred.

Net Income Per Share – Basic net income per share is computed by dividing net income by weighted-average common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share:

	2002	2001	2000
Weighted-average shares outstanding for basic net income per share	1,575,262	1,539,145	1,524,964
Effect of dilutive option and warrant shares	167,466	108,137	163,585

Total shares for diluted net income per share	1,742,728	1,647,282	1,688,549

The calculations for diluted net income per share do not include aggregate stock options and warrants of 1,000, 186,667, and 36,000 as of August 31, 2002, 2001 and 2000, respectively.

Employee Stock-Based Compensation – IEI uses the intrinsic-value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to account for all of its employee and director stock-based compensation plans.

Nonemployee Stock-Based Compensation – IEI complies with the provisions of SFAS No. 123 relating to the accounting for awards of stock-based compensation to nonemployees. Accordingly, stock-based compensation awarded to nonemployees is accounted for using the fair-value method.

1.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income – IEI reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for each of the three years in the period ended August 31, 2002 does not differ from the reported net income.

Disclosure About Segments of an Enterprise –IEI has adopted SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected information about operating segments, products and services, geographic areas, and major customers. Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. IEI has determined that it conducts its operations in one business segment.

Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and, instead, subjects these assets to periodic impairment assessments. SFAS No. 142 was effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001. The implementation of SFAS Nos. 141 and 142 did not have any impact on IEI’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. IEI is required to implement SFAS No. 144 on September 1, 2002 and does not expect the implementation of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. IEI does not expect the implementation of this statement will have a material impact on its consolidated financial position or results of operations.

2.	INVENTORIES

Inventories at August 31 consist of the following:

	2002	2001
Raw materials and subassemblies	$458,737	$578,839
Work in process	127,301	123,479
Finished goods	192,360	146,424

	$778,398	$848,742

3.	PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

	2002	2001
Machinery and equipment	$1,667,094	$1,228,567
Office furniture and equipment	1,117,214	1,008,419
Leasehold improvements	295,287	165,113

	3,079,595	2,402,099
Less accumulated depreciation and amortization	(2,269,181)	(1,925,740)

	$810,414	$476,359

4.	ACCRUED EXPENSES

Accrued expenses at August 31 consist of the following:

	2002	2001
Payroll and related amounts	$475,458	$323,050
Warranty	395,833	347,833
Professional fees	250,727	150,952
Other	185,103	165,471

	$1,307,121	$987,306

5.	LONG-TERM OBLIGATIONS

Long-term obligations at August 31 consist of the following:

	2002	2001
Equipment line of credit, 4.75% – 9.50% (Note 6)	$605,115	$417,948
Collateralized 8% equipment loans	—	1,606

	605,115	419,554
Less current portion	(301,214)	(218,066)

	$303,901	$201,488

The future principal payments on long-term obligations as of August 31, 2002 are $301,214 in 2003, $219,420 in 2004, and $84,481 in 2005.

6.	BANK ARRANGEMENTS

As of August 31, 2002, IEI has available an equipment line of credit that provides for remaining borrowings of up to $150,000, expiring February 28, 2003, and a demand line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank’s prime rate of interest (4.75% at August 31, 2002), and all of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt-to-tangible-net-worth ratio, and annual net income. As of August 31, 2002, no borrowings have been made under the demand line of credit and IEI has an aggregate of $605,115 outstanding as equipment debt which is payable in monthly installments through May 2005 (Note 5).

7.	COMMITMENTS

Leases – IEI leases an administrative and production facility at an annual rate of $145,000 under an operating lease which expires in April 2004. IEI has the option to renew the lease for an additional two years at an annual rate of $157,000. IEI is also responsible for certain real estate taxes, utilities, and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred. Total rental expense for operating leases for the years ended August 31, 2002, 2001 and 2000 amounted to approximately $234,000, $197,000 and $198,000, respectively.

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $167,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $440,000 in salaries as of August 31, 2002) in the event of termination of such employment as a result of an acquisition, merger, or sale of assets of IEI (an “Acquisition”).

Settlement – In June 2002, IEI reached a settlement with a customer whereby IEI received payment of $160,000 in exchange for the cancellation of the customer’s purchase commitment. The settlement is included in net sales in the accompanying consolidated statements of income.

8.    INCOME TAXES

The provision (benefit) for income taxes is composed of the following for the years ended August 31:

	2002	2001	2000
Current:
Federal (net of tax benefits for operating loss carryforwards of $220,000, $108,000 and $100,000 in 2002, 2001 and 2000, respectively, and tax credits of $10,000 in 2002)	$3,000	$—	$—
State	60,000	31,000	15,000

Total current provision	63,000	31,000	15,000

Deferred:
Federal	10,000	5,000	(103,000)
State	1,000	1,000	8,000

Total deferred provision (benefit)	11,000	6,000	(95,000)

Total provision (benefit)	$74,000	$37,000	$(80,000)

IEI’s effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.2	11.8	3.8
Amortization of goodwill	—	—	7.8
Other permanent items	0.6	0.9	4.1
Recognition of previously reserved tax assets	(32.2)	(62.9)	(109.6)
Other	0.9	37.6	30.8

Effective tax rate	9.5%	21.4%	(29.1)%

As of August 31, 2002, IEI has remaining net operating loss carryforwards of approximately $100,000, expiring in varying amounts through 2005. Net operating loss carryforwards may be limited in the event of certain circumstances, including significant changes in ownership interests.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances were previously recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of some assets. During the years ended August 31, 2002 and 2001, IEI reduced its valuation allowance by $270,000 and $88,000, respectively, because of utilization of IEI’s net operating loss carryforwards and tax credits, and management’s assessment of the likelihood of recovery of such assets.

8.    INCOME TAXES (CONTINUED)

The following is a summary of the significant components of IEI’s deferred tax assets at August 31:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$33,000	$260,000
Tax credits	—	10,000
Accounts receivable reserves	84,000	86,000
Inventories and related reserves	254,000	220,000
Other	36,000	23,000
Depreciation	40,000	89,000
Valuation allowance	—	(270,000)

	$447,000	$418,000

9.    CAPITAL TRANSACTIONS

Stock Options – Since 1988, IEI has approved and reserved shares of common stock for nonqualified and incentive stock option plans for the benefit of certain employees, nonemployee directors, and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the “Committee”), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares, and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors, and key advisors with vesting provisions established by the Committee. All of the options vest 100% and are fully exercisable in the event of an Acquisition of IEI, as defined by the plan. At August 31, 2002, 59,726 shares remain available for future grants.

A summary of activity of the stock option plans is as follows:

		Weighted-Average
		Exercise
	Shares	Price Per Share
Outstanding, August 31, 1999	356,430	$1.38
Granted (weighted-average fair value of $1.66)	48,500	2.48
Exercised	(20,000)	1.42
Canceled/expired	(8,621)	1.28

Outstanding, August 31, 2000	376,309	1.53
Granted (weighted-average fair value of $1.36)	48,000	2.02
Exercised	(18,500)	0.81
Canceled/expired	(4,149)	1.19

Outstanding, August 31, 2001	401,660	1.63
Granted (weighted-average fair value of $2.26)	7,500	2.71
Exercised	(49,752)	1.63
Canceled/expired	(9,035)	1.50

Outstanding, August 31, 2002	350,373	$1.65

9.    CAPITAL TRANSACTIONS (CONTINUED)

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Exercise Price
$0.72 - $1.00	24,800	1.52	$0.83	24,800	$0.83
1.01 - 2.00	240,073	5.08	1.45	204,240	1.42
2.01 - 2.81	84,500	7.08	2.44	46,625	2.43
5.51	1,000	9.89	5.51	—	—

	350,373	5.33	$1.65	275,665	$1.54

Stock Warrants – IEI has issued stock warrants in connection with certain services and financing arrangements. A summary of activity of stock warrants is as follows:

	Consultants	Officers	Debt	Total
Outstanding, August 31, 1999	46,167	35,000	2,512	83,679
Exercised	(15,000)	—	(2,512)	(17,512)
Expired	(3,333)	—	—	(3,333)

Outstanding, August 31, 2000	27,834	35,000	—	62,834
Expired	(10,000)	—	—	(10,000)

Outstanding, August 31, 2001	17,834	35,000	—	52,834
Exercised	(4,666)	—	—	(4,666)

Outstanding, August 31, 2002 (weighted-average exercise price of $1.24)	13,168	35,000	—	48,168

Exercisable	13,168	35,000	—	48,168

Exercise prices	$0.72 -$1.69	$0.74 - $2.12	$—	$0.72 - $2.12

IEI has granted certain “piggy-back” rights to certain warrant holders with respect to the registration of such shares underlying the warrants with the Securities and Exchange Commission.

9.    CAPITAL TRANSACTIONS (CONTINUED)

Employee Stock-Based Compensation – With respect to employee and director stock-based compensation, IEI has adopted the disclosure-only requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for employee and director stock-based compensation awarded under employee stock option plans as the option exercise price equals the market price of the underlying stock on the date of grant. If compensation cost had been determined for awards under IEI’s employee and director stock option plans based on the fair value of the awards at the date of grant, in accordance with the provisions of SFAS No. 123, IEI’s net income and net income per share for the years ended August 31, 2002, 2001 and 2000 would have decreased to the pro forma amounts indicated below:

	2002	2001	2000
Net income – as reported	$701,001	$136,200	$354,765
Net income – pro forma	650,476	83,991	322,366
Net income per share – diluted – as reported	0.40	0.08	0.21
Net income per share – diluted – pro forma	0.37	0.05	0.19

The pro-forma disclosures presented are not necessarily representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 3.5% in 2002, 5.0% in 2001, and 5.5% in 2000, an expected life of five years, and an expected volatility of 120% in 2002 and 80% in both 2001 and 2000 and assumes no dividends will be paid for 2002, 2001 and 2000.

Common Stock Reserved – Common stock reserved for future issuance at August 31, 2002 consists of the following:

Stock warrants	48,168
Stock options	410,099

458,267

10.    BENEFIT PLAN

IEI sponsors a savings plan for its employees which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from IEI are made at the discretion of the Board of Directors. IEI has made no contributions to the 401(k) plan to date.

11.    VENDOR, CUSTOMER, AND SALES INFORMATION

IEI is dependent upon sole-source suppliers for a number of key components of its products. There can be no assurance that these suppliers will be able to meet IEI’s future requirements for such components or that the components will be available at favorable terms. Any extended interruption in the supply of any such components or any significant price increase could have a material adverse effect on IEI’s operating results in any given period.

One customer in 2002, two in 2001 and one in 2000 each contributed more than 10% of net sales, representing an aggregate of 37% of net sales in 2002, 46% in 2001, and 36% in 2000. The accounts receivable from these customers amounted to approximately $156,000 and $542,000 at August 31, 2002 and 2001, respectively.

11.	VENDOR, CUSTOMER, AND SALES INFORMATION (CONTINUED)

IEI sources a significant amount of components, manufactures products, and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor, and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico, were 8% of net sales in 2002, 10% in 2001, and 8% in 2000. The majority of IEI’s long-lived assets are located in the United States of America.

IEI sales by product category consist of the following for the years ended August 31:

	2002	2001	2000
Access control and keypad	$11,218,877	$9,992,730	$10,716,817
Glassbreak detectors	576,378	591,351	735,461

	$11,795,255	$10,584,081	$11,452,278

12.	OTHER INCOME

Other income consists of the following for the years ended August 31:

	2002	2001	2000
Interest	$36,053	$77,360	$77,530
Other (expenses) income	—	(244)	4,225

	$36,053	$77,116	$81,755

* * * * * *

FINANCIAL STATEMENT SCHEDULE
FURNISHED PURSUANT TO THE
REQUIREMENTS OF FORM 10-KSB

INTERNATIONAL ELECTRONICS, INC.
AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Year	Expenses	Accounts	(A)	Year
Allowance for doubtful accounts and returns:
August 31, 2002	$215,000	$3,000	$—	$(9,000)	$209,000
August 31, 2001	171,000	90,000	—	(46,000)	215,000
August 31, 2000	201,000	2,000	—	(32,000)	171,000

(A)	Net write-offs of bad debts (net of recoveries) and returns.

International Electronics, Inc.
Exhibits to 10-KSB

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

99.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.