Form 10QSB
period 2002-11-30
INTERNATIONAL ELECTRONICS INC
filed 2003-01-10
CIK 717751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

Commission File Number 0-16305

INTERNATIONAL ELECTRONICS, INC.
(Exact name of small business issuer as specified in its charter)

MASSACHUSETTS	04-2654231
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

427 Turnpike Street, Canton, Massachusetts 02021
(Address of principal executive offices, including zip code)

(781) 821-5566
(Issuer’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of December 31, 2002, there were 1,608,731 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
Form 10-QSB
Quarter Ended November 30, 2002

Part I.      Financial Information
Item 1:    Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	Nov. 30, 2002	August 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,890,923	$2,916,461
Accounts receivable, net	944,246	716,204
Inventories	756,060	778,398
Deferred income taxes	385,000	391,000
Other current assets	250,019	269,912

Total current assets	5,226,248	5,071,975

Property and equipment, net	770,835	810,414

Other assets:
Deferred income taxes	60,000	56,000
Other	17,961	21,711

Total other assets	77,961	77,711

	$6,075,044	$5,960,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388,318	$204,675
Accrued expenses	1,241,685	1,307,121
Current portion of long-term obligations	301,292	301,214

Total current liabilities	1,931,295	1,813,010

Long-term obligations, less current portion	287,599	303,901

Commitments

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares
Issued 1,643,731 shares	16,437	16,437
Capital in excess of par value	4,997,786	4,997,786
Accumulated deficit	(1,119,429)	(1,132,390)
Less treasury stock, at cost:
35,000 common shares	(38,644)	(38,644)

Total shareholders’ equity	3,856,150	3,843,189

	$6,075,044	$5,960,100

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended November 30,
	2002	2001
Net sales	$2,744,518	$2,645,759
Cost of sales	1,508,235	1,427,915

Gross profit	1,236,283	1,217,844

Operating expenses:
Research and development	285,683	260,073
Selling, general and administrative	926,424	891,688

Total operating expenses	1,212,107	1,151,761

Income from operations	24,176	66,083

Interest expense	(8,255)	(5,887)
Other income	10,040	9,853

Income before income taxes	25,961	70,049

Provision (benefit) for income taxes:
Current	11,000	10,000
Deferred	2,000	(1,000)

	13,000	9,000

Net income	$12,961	$61,049

Net income per share:
Basic	$0.01	$0.04
Diluted	0.01	0.04

Shares used in computing net income per share:
Basic	1,608,731	1,564,607
Diluted	1,708,939	1,669,364

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Cost	Total
Balances, September 1, 2002	1,643,731	$16,437	$4,997,786	($1,132,390)	35,000	($38,644)	$3,843,189

Net income	—	—	—	12,961	—	—	12,961

Balances, November 30, 2002	1,643,731	$16,437	$4,997,786	($1,119,429)	35,000	($38,644)	$3,856,150

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended Nov. 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,961	$61,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,833	71,240
Deferred income taxes	2,000	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(228,042)	228,361
Inventories	22,338	15,291
Other current assets	19,893	(28,410)
Income taxes	—	(22,000)
Accounts payable and accrued expenses	118,207	76,531

Net cash provided by operating activities	30,190	401,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(39,504)	(105,264)

Net cash used in investing activities	(39,504)	(105,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	10,501
Additions to debt obligations	70,414	—
Payment of debt obligations	(86,638)	(59,516)

Net cash used in financing activities	(16,224)	(49,015)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) during period	(25,538)	246,783
Balances, beginning of period	2,916,461	1,549,954

Balances, end of period	$2,890,923	$1,796,737

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,255	$5,877

Income taxes paid	$39,225	$24,737

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements

In the opinion of International Electronics, Inc. (“IEI”), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2002 and 2001 and the results of operations for the three month periods then ended.

Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although IEI believes the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in IEI’s Annual Report on Form 10-KSB for the year ended August 31, 2002.

2.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of IEI, its majority-owned subsidiary, Ecco Industries, Inc. and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

3.	Income Taxes

IEI provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.	Significant Estimates and Assumptions

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(unaudited)

5.	Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding during the periods. Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share:

	Three months ended Nov. 30,
	2002	2001
Shares used in computation:
Weighted-average shares outstanding for basic net income per share	1,608,731	1,564,607
Effect of dilutive option and warrant shares	100,208	104,757

Total shares for diluted net income per share	1,708,939	1,669,364

The calculations for diluted net income per share do not include aggregate stock options and warrants of 1,000 as of November 30, 2002 and 90,000 as of November 30, 2001.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(unaudited)

6.    New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. IEI implemented SFAS No. 144 on September 1, 2002, and it did not have any impact on its consolidated financial position or results of operations.

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(unaudited)

Employment Arrangements – IEI has a continuous, three-year employment agreement with its President and Chief Executive Officer providing minimum annual aggregate compensation of approximately $167,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $440,000 in salaries as of August 31, 2002) in the event of termination of such employment as a result of an acquisition, merger, or sale of assets of IEI.

8.    Long-term Obligations

Long-term obligations are summarized as follows:

	Nov. 30, 2002	Aug. 31, 2002
Equipment line of credit, 4.25%-5.75% (Note 9)	$588,891	$605,115
Less current portion	(301,292)	(301,214)

	$287,599	$303,901

The aggregate principal payments on long-term obligations as of November 30, 2002 are $301,292 (2003), $221,496 (2004) and $66,103 (2005).

9.    Bank Arrangements

As of November 30, 2002, IEI has available an equipment line of credit that provides for remaining borrowings of up to $83,000 expiring February 28, 2003, and a demand bank line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank’s prime rate of interest (4.25% at November 30, 2002), and all of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt-to-tangible net worth ratio, and bi-annual or annual net income. As of November 30, 2002, no borrowings have been made under the demand line of credit, and IEI has an aggregate of $588,891 outstanding as equipment debt, which is payable in monthly installments through October 2005 (Note 8).

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2002 describes the significant accounting policies used in the preparation of our unaudited condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, and contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

Three months ended November 30, 2002 and 2001

Net Sales.  Net sales for the first quarter of fiscal 2003 ending November 30, 2002, increased 4% as compared to the first quarter of fiscal 2002. The increase in net sales is primarily the result of an increase in demand for our digital keypad and access control products. For the three months ended November 30, 2002 and 2001, one customer contributed more than 10% of our net sales, representing 44% and 32% of total net sales, respectively.

Cost of Sales/Gross Profit.  Our cost of sales consist primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead, and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 45% for the three months ended November 30, 2002, compared to 46% for the three months ended November 30, 2001. The decrease in the gross profit ratio is primarily the result of unabsorbed manufacturing overhead and product mix. We expect future gross profit as a percentage of net sales to remain consistent with its current level. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as revenue volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, changes in sales channels or product mix.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees, and prototype costs. Research and development expenses were $285,683 and $260,073 for the three months ended November 30, 2002 and 2001, respectively. The increase in costs is primarily due to increases in personnel and related expenses, and to a lesser extent increases in prototype costs and consulting fees. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 34% for both the three months ended November 30, 2002 and 2001. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Interest Expense.  Interest expense consists of interest incurred on equipment financing. Interest expense was $8,255 and $5,887 for the three months ended November 30, 2002 and 2001, respectively. The increase is the result of an increase in outstanding debt, partially offset by lower interest rates on equipment borrowings.

Other Income.  Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $10,040 and $9,853 for the three months ended November 30, 2002 and 2001, respectively. The increase is the result of an increase in invested balances, partially offset by a reduction in interest rates earned.

Income Taxes.  IEI’s effective income tax rate, which includes current and deferred taxes, was 50% and 13% for the three months ended November 30, 2002 and 2001, respectively. The difference between the effective tax rate and the federal statutory rate for the first quarter of fiscal 2003 is primarily the result of non-deductible permanent differences, partially offset by utilization of the remaining available net operating loss carryforwards. IEI’s effective tax rate in for the first quarter of fiscal 2002 differs from the federal statutory rate primarily because of the utilization of federal net operating loss carryforwards. We expect that our future current effective income tax rate will approximate the state and federal statutory rates because as of August 31, 2002 we have utilized the majority of our available net operating loss carryforwards.

Liquidity and Capital Resources

As of November 30, 2002, IEI had $3,294,953 in working capital as compared to $3,258,965 at August 31, 2002. The ratio of current assets to current liabilities as of November 30, 2002 was 2.7 as compared to 2.8 at August 31, 2002. The debt to equity ratio was 0.6 at both November 30, 2002 and August 31, 2002. The increase in working capital is primarily due to IEI’s operating income.

Net cash flows provided by operating activities was $30,190 and $401,062 for the three months ended November 30, 2002 and 2001, respectively. The decrease is primarily a reduction in IEI’s net income and increase in accounts receivable.

Net capital expenditures were $39,504 and $105,264 for the three months ended November 30, 2002 and 2001, respectively. The decrease in expenditures is primarily due to the purchase of automated manufacturing equipment and related facility improvements during the three months ended November 30, 2001. IEI anticipates having up to $220,000 in total capital expenditures during fiscal 2003 primarily for the purchase of facility improvements and production and engineering equipment. We expect that a portion of our 2003 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

As of November 30, 2002, IEI has $83,000 available under its equipment line of credit expiring February 28, 2003 and up to $1,000,000 available for a bank demand line of credit. See Notes 8 and 9 to the unaudited condensed consolidated financial statements. As of November 30, 2002, IEI had no outstanding borrowings under the demand line of credit and had approximately $589,000 in borrowings outstanding under equipment lines of credit.

Net cash flows used in financing activities was $16,224 for the three months ended November 30, 2002 as compared with $49,015 for the comparable period of the prior year. The decrease is the result of additional long-term debt obligations for equipment financing incurred in the first quarter of fiscal 2003.

The following table summarizes our future contractual cash obligations as of November 30, 2002:

	2003	2004	2005	Total
Long-term obligations	$301,292	$221,496	$66,103	$588,891
Employment agreement	167,056	167,056	167,056	501,168
Operating lease obligations	145,180	60,492	—	205,672

	$613,528	$449,044	$233,159	$1,295,731

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. IEI implemented SFAS No. 144 on September 1, 2002, and it did not have any impact on its consolidated financial position or results of operations.

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

Concentration of Customers.  IEI has a substantial number of customers but sells a significant amount of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. For the three months ended November 30, 2002 and fiscal year ended August 31, 2002, net sales to IEI’s largest customer accounted for approximately 44% and 37% of IEI’s total net sales, respectively. IEI’s industry has recently experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

Reliance on Distribution Partners.  We have historically sold the majority of our products through distribution. We believe that our future success is dependent upon retaining successful relationships with a variety of distribution partners. We have no long-term agreements with these partners and certain distribution partners also manufacture and sells products that compete with some of our products. We cannot be certain that we will be able to retain our current distribution partners or that these partners will devote adequate resources to selling our products. If we are unable to maintain our distribution partners or the partners do not devote adequate resources to the sale of our products, our operating results could be materially and adversely affected.

General Economic Conditions.  Our business is subject to the effects of general economic conditions in the United States and globally. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience adverse impacts on our business, operating results and financial condition.

Limited Financial Resources.  IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the three months ended November 30, 2002 and the years ended August 31, 2002 and 2001, IEI had net income of approximately $13,000, $701,000 and $136,000, respectively. There can be no assurance that IEI will continue profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations or use of our bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Lack of New Product Development.  IEI is engaged in an industry, which, as a result of extensive research and development, introduces new products on a regular basis. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of IEI’s products. There can be no assurance that IEI will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that IEI will be able to respond effectively to technological changes or product introductions by competitors. Any failure or delay in these goals could have a material adverse affect on IEI.

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

Investments and Acquisitions.  Although we have no current agreements to do so, we intend to consider investing in or acquiring products, technologies or businesses. In the event of future investments or acquisitions, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership, incur debt or assume liabilities;

•	incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;

•	incur significant amortization expenses related to purchased intangible assets; or

•	incur large and immediate write-offs for in-process research and development and stock-based compensation.

Our integration of any acquired products, technologies or businesses may also involve numerous risks including:

•	problems and unanticipated costs associated with combining the purchased products, technologies, or businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have limited or no prior experience, and;

•	potential loss of key employees, particularly those of the acquired organizations.

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

Foreign Sales.  For the three months ended November 30, 2002 and year ended August 31, 2002, IEI’s foreign sales represented approximately 11% and 8% of net sales, respectively. There may be a reduction in IEI’s foreign sales from our historical levels in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Item 3:                                                                  Controls and Procedures

(a)
        Evaluation of disclosure controls and procedures.  IEI’s chief executive and chief financial officer has reviewed and evaluated the effectiveness of IEI’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer has concluded that IEI’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by IEI in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)
        Changes in internal controls.  There have not been any significant changes in IEI’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

Part II.    Other Information

Item 6:     Exhibits and Reports on Form 8-K

(a)	There were no reports on Form 8-K filed for the three months ended November 30, 2002.

(b)	Exhibits

99.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 1/10/03	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

CERTIFICATION

I, John Waldstein, President, Chief Executive Officer, Chief Financial Officer and Treasurer of International Electronics, Inc. (the “Registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of International Electronics, Inc. (“Quarterly Report”);

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(ii)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(iii)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

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

6.
I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John Waldstein
John Waldstein President, Chief Executive Officer, Chief Financial Officer and Treasurer

Dated: January 10, 2003

International Electronics, Inc. and Subsidiaries
Exhibits to Form 10-QSB
Quarter Ended November 30, 2002

99.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.