Form 10QSB
period 2003-02-28
INTERNATIONAL ELECTRONICS INC
filed 2003-04-10
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of March 31, 2003, there were 1,608,731 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended February 28, 2003

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	Feb. 28, 2003	August 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,466,727	$2,916,461
Accounts receivable, net	1,198,111	716,204
Inventories	823,010	778,398
Deferred income taxes	379,000	391,000
Other current assets	284,129	269,912

Total current assets	5,150,977	5,071,975
Property and equipment, net	739,864	810,414
Other assets:
Deferred income taxes	74,000	56,000
Other	14,211	21,711

Total other assets	88,211	77,711

	$5,979,052	$5,960,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382,636	$204,675
Accrued expenses	1,256,459	1,307,121
Current portion of long-term obligations	291,388	301,214

Total current liabilities	1,930,483	1,813,010
Long-term obligations, less current portion	250,943	303,901
Commitments
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares Issued 1,643,731 shares	16,437	16,437
Capital in excess of par value	4,997,786	4,997,786
Accumulated deficit	(1,177,953)	(1,132,390)
Less treasury stock, at cost: 35,000 common shares	(38,644)	(38,644)

Total shareholders’ equity	3,797,626	3,843,189

	$5,979,052	$5,960,100

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended Feb. 28,		Six months ended Feb. 28,
	2003	2002	2003	2002
Net sales	$2,484,264	$3,214,792	$5,228,782	$5,860,551
Cost of sales	1,432,452	1,739,373	2,940,687	3,167,288

Gross profit	1,051,812	1,475,419	2,288,095	2,693,263

Operating expenses:
Research and development	267,830	250,314	553,513	510,387
Selling, general and administrative	861,043	961,512	1,787,467	1,853,200

Total operating expenses	1,128,873	1,211,826	2,340,980	2,363,587

Income (loss) from operations	(77,061)	263,593	(52,885)	329,676
Interest expense	(7,076)	(4,981)	(15,331)	(10,868)
Other income	6,613	7,341	16,653	17,194

Income (loss) before income taxes	(77,524)	265,953	(51,563)	336,002
Provision (benefit) for income taxes:
Current	(11,000)	29,000	—	39,000
Deferred	(8,000)	(6,000)	(6,000)	(7,000)

	(19,000)	23,000	(6,000)	32,000

Net income (loss)	$(58,524)	$242,953	$(45,563)	$304,002

Net income (loss) per share:
Basic	$(0.04)	$0.15	$(0.03)	$0.19
Diluted	$(0.04)	$0.15	$(0.03)	$0.18

Shares used in computing net income (loss) per share:
Basic	1,608,731	1,569,817	1,608,731	1,567,198
Diluted	1,608,731	1,674,982	1,608,731	1,672,159

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Cost	Total
Balances, September 1, 2002	1,643,731	$16,437	$4,997,786	$(1,132,390)	35,000	$(38,644)	$3,843,189
Net loss	—	—	—	(45,563)	—	—	(45,563)

Balances, February 28, 2003	1,643,731	$16,437	$4,997,786	$(1,177,953)	35,000	$(38,644)	$3,797,626

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended Feb. 28,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,563)	$304,002
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	168,074	170,229
Deferred income taxes	(6,000)	(7,000)
Changes in operating assets and liabilities:
Accounts receivable	(481,907)	(245,598)
Inventories	(44,612)	81,725
Other current assets	(14,217)	(35,463)
Income taxes	—	(2,000)
Accounts payable and accrued expenses	127,299	411,763

Net cash provided by (used in) operating activities	(296,926)	677,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(90,024)	(579,221)

Net cash used in investing activities	(90,024)	(579,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	14,000
Additions to debt obligations	114,405	248,659
Payment of debt obligations	(177,189)	(121,882)

Net cash provided by (used in) financing activities	(62,784)	140,777

CASH AND CASH EQUIVALENTS:
Net increase (decrease) during period	(449,734)	239,214
Balances, beginning of period	2,916,461	1,549,954

Balances, end of period	$2,466,727	$1,789,168

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,331	$10,868

Income taxes paid	$39,225	$29,837

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc. (IEI), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2003 and 2002 and the results of operations for the three and six month periods then ended.

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

(b) Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 provides that companies may account for stock-based compensation either under the fair value-based method of accounting under SFAS No. 123 or use the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. IEI uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148 (Note 1(c)), requires companies using the intrinsic value method under APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3.5% in fiscal 2002, volatility of 120% for fiscal 2002 and an expected life of 5 years, with the assumption that no dividends will be paid. There have been no new stock option grants in fiscal 2003. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

	Three months ended Feb. 28,		Six months ended Feb. 28,
	2003	2002	2003	2002
Net income (loss):
As reported	$(58,524)	$242,953	$(45,563)	$304,002
Less employee stock-based compensation under fair value method	(11,584)	(12,789)	(22,816)	(28,036)

Pro forma	$(70,108)	$230,164	$(68,379)	$275.966

Net income (loss) per share:
Basic as reported	$(0.04)	$0.15	$(0.03)	$0.19
Basic pro forma	(0.04)	0.15	(0.04)	0.18
Diluted as reported	(0.04)	0.15	(0.03)	0.18
Diluted pro forma	(0.04)	0.14	(0.04)	0.17

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because IEI’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of IEI’s options.

(c) Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this statement did not have any impact on our consolidated financial position or results of operations.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 7. The adoption of FIN No. 45 is not expected to have a material impact on IEI’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact us if we voluntarily change to the fair value-based method of accounting for employee stock-based compensation which we currently do not plan to implement. SFAS No. 148 also requires companies who account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 1(b) to our unaudited condensed consolidated financial statements.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

5.	Net Income (Loss) per Share

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

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income (loss) per share:

	Three months ended Feb. 28,		Six months ended Feb. 28,
	2003	2002	2003	2002
Shares used in computation:
Weighted-average shares outstanding for basic net income (loss) per share	1,608,731	1,569,817	1,608,731	1,567,198
Effect of dilutive option and warrant shares	—	105,165	—	104,961

Total shares for diluted net income (loss) per share	1,608,731	1,674,982	1,608,731	1,672,159

The calculations for diluted net income (loss) per share do not include aggregate stock options and warrants of 390,540 as of February 28, 2003 and 95,000 as of February 28, 2002, as their effects would have been anti-dilutive.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

6.	Inventories

Inventories consist of the following:

	Feb. 28, 2003	Aug. 31, 2002
Raw material	$469,506	$458,737
Work in progress	134,483	127,301
Finished goods	219,021	192,360

	$823,010	$778,398

7.	Accrued Expenses

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the six months ended February 28:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
2003	$395,833	$111,270	$(121,270)	$385,833
2002	347,833	116,219	(116,219)	347,833

8.	Commitments

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

Employment Arrangements – IEI has a continuous, three-year employment agreement with its President and Chief Executive Officer providing minimum annual aggregate compensation of approximately $175,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $320,000 in salaries as of February 28, 2003) in the event of termination of such employment as a result of an acquisition, merger, or sale of assets of IEI.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

9.	Long-term Obligations

Long-term obligations are summarized as follows:

	Feb. 28, 2003	Aug. 31, 2002
Equipment line of credit, 4.25%-5.75% (Note 10)	$542,331	$605,115
Less current portion	(291,388)	(301,214)

	$250,943	$303,901

The aggregate principal payments on long-term obligations as of February 28, 2003, are: $291,388 (2004), $211,428 (2005) and $39,515 (2006).

10.	Bank Arrangements

As of February 28, 2003, IEI has available an equipment line of credit that provides for borrowings of up to $500,000 expiring February 29, 2004, and a demand bank line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank’s prime rate of interest (4.25% at February 28, 2003), and all of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt-to-tangible net worth ratio, and bi-annual or annual net income. As of February 28, 2003, no borrowings have been made under the demand line of credit, and IEI has an aggregate of $542,331 outstanding as equipment debt, which is payable in monthly installments through February 2006 (Note 9).

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2002 describes the significant accounting policies used in the preparation of our unaudited condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, and contingencies. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

Three and six months ended February 28, 2003 and 2002

Net Sales. Net sales for the second quarter of fiscal 2003 ending February 28, 2003, decreased 23% as compared to the second quarter of fiscal 2002. Net sales for the first six months of fiscal 2003 decreased 11% compared to the first six months of fiscal 2002. The decreases in net sales are primarily the result of a significant reduction in demand for our products. For the six months ended February 28, 2003 and 2002, one customer contributed more than 10% of our net sales, representing 41% and 35% of total net sales, respectively.

Cost of Sales/Gross Profit. Our cost of sales consist primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 42% for the three months ended February 28, 2003, compared to 46% for the three months ended February 28, 2002. The ratio of gross profit to net sales was 44% for the six months ended February 28, 2003, compared to 46% for the first six months of fiscal 2002. The decreases in the gross profit ratios are primarily due to a higher proportion of fixed costs resulting from the significant decline in net sales and product mix. We expect future gross profit as a percentage of net sales to remain consistent with its current level. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees, and prototype costs. Research and development expenses were $267,830 and $553,513 for the second quarter and six months ended February 28, 2003, respectively, compared to $250,314 and $510,387 for the comparable periods of fiscal 2002. The increases are primarily due to increases in salaries and related expenses, prototype costs and consulting fees. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 35% and 34% for the second quarter and six months ended

February 28, 2003, respectively, compared to 30% and 32% for the comparable periods of fiscal 2002. The increases, as a percentage of net sales, are primarily the result of a significant decrease in sales volume. The decreases in absolute dollars for the three and six months ended February 28, 2003, compared to the comparable periods of the prior year are primarily a result of a reduction in advertising, trade shows, commissions, and bonuses. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $7,076 and $15,331 for the three and six months ended February 28, 2003, respectively, compared to $4,981 and $10,868 for the comparable periods of fiscal 2002. The increases are the result of an increase in outstanding debt, partially offset by lower interest rates on equipment borrowings.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $6,613 and $16,653 for the three and six months ended February 28, 2003, respectively, compared to $7,341 and $17,194 for the comparable periods of fiscal 2002. The decreases are the result of a reduction in interest rates.

Income Taxes. For the six months ended February 28, 2003, IEI has recorded no current provision for income taxes due to our net loss and a $6,000 deferred tax benefit. For the six months ended February 28, 2002, our effective income tax rate was 10% and differs from the federal statutory rate primarily due to the utilization of federal net operating loss carryforwards.

Liquidity and Capital Resources

As of February 28, 2003, IEI had $3,220,494 in working capital as compared to $3,258,965 at August 31, 2002. The ratio of current assets to current liabilities as of February 28, 2003 was 2.7 as compared to 2.8 at August 31, 2002. The debt to equity ratio was 0.6 at both February 28, 2003 and August 31, 2002. The decrease in working capital and current ratio is primarily due to IEI’s operating loss.

Net cash flows used in operating activities was $296,926 for the six months ended February 28, 2003, compared to net cash flows provided by operating activities of $677,658 for the first six months of fiscal 2002. The decrease is primarily a reduction in IEI’s net income, an increase in accounts receivable, and a decrease in accounts payable and accrued expenses.

Net capital expenditures were $90,024 and $579,221 for the six months ended February 28, 2003 and 2002, respectively. The decrease in expenditures is primarily due to the higher levels of purchases for automated manufacturing equipment and related facility improvements during the first six months of fiscal 2002. IEI anticipates having up to $220,000 in total capital expenditures during the next twelve months primarily for the purchase of facility improvements and production and engineering equipment. We expect that a portion of our 2003 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

As of February 28, 2003, IEI has $500,000 available under its equipment line of credit expiring February 29, 2004 and up to $1,000,000 available for a bank demand line of credit. See Notes 9 and 10 to the unaudited condensed consolidated financial statements. As of February 28, 2003, we had no outstanding borrowings under the demand line of credit and had approximately $542,000 in borrowings outstanding under equipment lines of credit.

Net cash flows used in financing activities was $62,784 for the six months ended February 28, 2003, as compared with net cash flows provided by financing activities of $140,777 for the six months ended February 28, 2002. The decrease is primarily the result of a reduction in new equipment borrowings incurred in the first six months of fiscal 2003 compared to the prior year.

The following table summarizes our future contractual cash obligations as of February 28, 2003:

	2004	2005	2006	Total
Long-term obligations	$291,388	$211,428	$39,515	$542,331
Employment agreement	174,908	174,908	174,908	524,724
Operating lease obligations	145,180	24,197	—	169,377

	$611,476	$410,533	$214,423	$1,236,432

Management believes that its current cash position, together with internally generated funds at present sales levels and its available bank financing, will provide adequate cash reserves to satisfy its cash requirements for the next twelve months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, and the resources we devote to developing our products. Depending upon whether or not sufficient sales and working capital is generated from profitable operations, IEI may require additional external funding. There is no assurance that profits will be generated, or that additional external funding will be obtainable, if such a need should arise.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this statement did not have any impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 7 to our unaudited condensed consolidated financial statements. The adoption of FIN No. 45 is not expected to have a material impact on IEI’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact us if we voluntarily change to the fair value-based method of accounting for employee stock-based compensation which we currently do not plan to implement. SFAS No. 148 also requires companies who account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 1(b) to our unaudited condensed consolidated financial statements.

Risk Factors

Information provided by IEI in writing and orally, from time to time may contain certain “forward-looking” information as this term is defined by: (1) the Private Securities Litigation Reform Act of 1995 (the “Act”) and (2) in releases made by the Securities and Exchange Commission. These risk factors are being described pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. We caution investors that any forward-looking statements made by IEI involve risks and uncertainties, which could cause actual results to differ materially from those projected.

We have identified certain risks and uncertainties as factors, which may impact on our operating results which are detailed below. All of these factors are difficult for us to forecast, and these or other factors can materially adversely affect our business and operating results for one quarter or a series of quarters.

Concentration of Customers. We have a substantial number of customers but sell a significant amount of our products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. For the six months ended February 28, 2003 and fiscal year ended August 31, 2002, net sales to our largest customer accounted for approximately 41% and 37% of our total net sales, respectively. Our industry has recently experienced, and is currently experiencing, significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that our major customers will place additional orders, or that we will obtain orders of similar magnitude from other customers. Our operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay our receivables from such customer.

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

Limited Financial Resources. We have limited financial resources. We are therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 28, 2003, we incurred a net loss of approximately $46,000, and for the years ended August 31, 2002 and 2001, we had net income of approximately $701,000 and $136,000, respectively. There can be no assurance that IEI will return to profitability. Continued operations after the expenditure of our existing cash reserves may require additional working capital to be generated by profitable operations or use of our bank lines of credit and/or additional financing. There can be no assurance that profits will be generated or that additional external funding will be obtainable, if such a need should arise.

Dependence on Key Employees. The business of IEI is dependent upon the efforts of John Waldstein and certain other key management and technical employees. The loss or prolonged disability of such personnel could have a significant adverse effect on our business. We presently maintain a key man life insurance policy of $1,000,000 on John Waldstein, President, Chief Executive Officer, Chief Financial Officer and Treasurer.

Lack of New Product Development. We are engaged in an industry, which, as a result of extensive research and development, introduces new products on a regular basis. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products or enhancing our existing products or that we will be able to respond effectively to technological changes or product introductions by competitors. Any failure or delay in these goals could have a material adverse affect on IEI.

Fluctuations in Sales and Operating Results. Operating results may fluctuate due to factors such as the timing of new product announcements and introductions by IEI, our major customers and our competitors, market acceptance of new or enhanced versions of our products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, we typically operate with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, we may recognize a substantial portion of our sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on our operating results in a quarter. In addition, competitive pressure on pricing in a given quarter could adversely affect our operating results, or such price pressure over an extended period could adversely affect our long-term profitability.

We establish our expenditure levels for sales and marketing and other expenses based, in large part, on our expected future results. As a result, if sales fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of our expenses vary with its sales in the short-term.

Competition. Other companies in the industry offer products in competition with those of IEI. Many of the companies with which we compete are substantially larger, have greater resources and market a larger line of products. We expect competition to increase significantly in the future from existing competitors and new companies that may enter IEI’s existing or future markets. We compete with a number of large multinational companies including: Assa Abloy, Bosch, General Electric, Honeywell International, Ingersoll Rand, Kaba and Tyco, some of whom have recently expanded their position in the marketplace by acquiring companies that design competing products. We also compete against a number of smaller companies including: Corby, Crow Electronics, I.D. Systems, Keri Systems, Napco, Visonic, and United Security Products. In addition, some of our competitors are foreign entities who may be able to produce products for less than our current costs. Some of our competitors sell significant amounts of other products to our current and prospective customers.

Our competitors’ broad product portfolios, coupled with already existing relationships and lower costs, may cause our customers to buy our competitors’ products or harm our ability to attract new customers. Increased competition could adversely affect our sales and profitability. There can be no assurance that we will be able to continue to compete successfully with our existing competitors or with new competitors.

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

Lack of Patent Protection. Although we have obtained some patent, trademark, trade secret and copyright protection for certain of our products and software, management believes that competitors may be able to market certain products similar to those sold by IEI.

Offshore Production. We currently have some of our finished products manufactured in Asia. We presently maintain certain manufacturing molds in Asia and have a significant amount of components for some products manufactured in Asia. There can be no assurance that the Asian political or economic environment will remain sufficiently stable or that other factors will allow for reliable and consistent delivery of product.

Dependence on Single Source of Supply. We are dependent upon sole source suppliers for a number of key components and parts used in our products. There can be no assurance that these suppliers will be able to meet our future requirements for such components or that the components will be available to us at favorable prices, or at all. Any extended interruption in the supply or significant increase in price of any such components could have a material adverse effect on IEI’s operating results in any given period.

Foreign Sales. For the six months ended February 28, 2003 and year ended August 31, 2002, our foreign sales represented approximately 10% and 8% of net sales, respectively. There may be a reduction in our foreign sales from historical levels in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock. There is a limited market for our common stock and there can be no assurance that even this limited market will be sustained. Holders of our common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Maintain SmallCap Listing on NASDAQ. There can be no assurance that we will continue to meet the SmallCap standards to maintain our listing on NASDAQ. If we are unable to maintain our SmallCap listing on NASDAQ, holders of our common stock may have difficulty selling their shares at a favorable price, or at all, and it may be more difficult for us to obtain additional financing.

Volatility of Stock Price. Our stock price is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community’s expectations, announcements of new products by IEI or our competitors and other events or factors could have an immediate impact on our stock price. The stock price may also be affected by broader market trends unrelated to our performance.

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

Item 3: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. IEI’s chief executive and chief financial officer has reviewed and evaluated the effectiveness of IEI’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive and financial officer has concluded that IEI’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by IEI in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There have not been any significant changes in IEI’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

Part II. Other Information

Item 4:	Submission of Matters to a Vote of Security Holders

On April 2, 2003, International Electronics held its Special Meeting in Lieu of the Annual Meeting of Shareholders. Of the 1,608,731 shares outstanding as of February 7, 2003, the record date, 1,153,024 shares (72%) were present or represented by proxy at the meeting.

The table below presents the results of the election to International Electronics’ board of directors:

	Votes for	Against
John Waldstein	1,145,822	7,202
Steven Tannenbaum	1,143,346	9,678

Item 6:	Exhibits and Reports on Form 8-K

(a)	There were no reports on Form 8-K filed for the three months ended February 28, 2003.

(b)	Exhibits

10 (a)	Line of Credit Agreement for the acquisition of equipment dated as of January 14, 2003 between Eastern Bank and the Registrant.

99.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

INTERNATIONAL ELECTRONICS, INC.

Date:	4/10/03	/s/ JOHN WALDSTEIN
John Waldstein, President and Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

CERTIFICATION

I, John Waldstein, President, Chief Executive Officer, Chief Financial Officer and Treasurer of International Electronics, Inc. (the “Registrant”), certify that:

1.	I have reviewed this report on Form 10-QSB for the quarterly period ended February 28, 2003 of International Electronics, Inc. (“Quarterly Report”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

/s/ JOHN WALDSTEIN
John Waldstein President, Chief Executive Officer, Chief Financial Officer and Treasurer

Dated: April 10, 2003

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended February 28, 2003

10 (a)	Line of Credit Agreement for the acquisition of equipment dated as of January 14, 2003 between Eastern Bank and the Registrant.

99.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.