Form 10QSB
period 2003-05-31
INTERNATIONAL ELECTRONICS INC
filed 2003-07-10
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 7, 2003, there were 1,608,731 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended May 31, 2003

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 31, 2003	August 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,087,735	$2,916,461
Accounts receivable, net	1,306,926	716,204
Inventories	795,186	778,398
Deferred income taxes	379,000	391,000
Other current assets	246,834	269,912

Total current assets	4,815,681	5,071,975

Property and equipment, net	712,133	810,414

Other assets:
Deferred income taxes	74,000	56,000
Other	10,562	21,711

Total other assets	84,562	77,711

	$5,612,376	$5,960,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,628	$204,675
Accrued expenses	1,102,943	1,307,121
Current portion of long-term obligations	274,168	301,214

Total current liabilities	1,657,739	1,813,010

Long-term obligations, less current portion	188,069	303,901

Commitments

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares
Issued 1,643,731 shares	16,437	16,437
Capital in excess of par value	4,997,786	4,997,786
Accumulated deficit	(1,209,011)	(1,132,390)
Less treasury stock, at cost:
35,000 common shares	(38,644)	(38,644)

Total shareholders’ equity	3,766,568	3,843,189

	$5,612,376	$5,960,100

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002
Net sales	$2,422,936	$3,058,901	$7,651,718	$8,919,452
Cost of sales	1,334,861	1,626,140	4,275,548	4,793,428

Gross profit	1,088,075	1,432,761	3,376,170	4,126,024

Operating expenses:
Research and development	264,280	267,048	817,793	777,435
Selling, general and administrative	853,717	964,800	2,641,184	2,818,000

Total operating expenses	1,117,997	1,231,848	3,458,977	3,595,435

Income (loss) from operations	(29,922)	200,913	(82,807)	530,589
Interest expense	(6,270)	(8,376)	(21,601)	(19,244)
Other income	5,134	8,258	21,787	25,452

Income (loss) before income taxes	(31,058)	200,795	(82,621)	536,797
Provision (benefit) for income taxes:
Current	—	16,000	—	55,000
Deferred	—	—	(6,000)	(7,000)

Total provision (benefit) for income taxes	—	16,000	(6,000)	48,000

Net income (loss)	$(31,058)	$184,795	$(76,621)	$488,797

Net income (loss) per share:
Basic	$(0.02)	$0.12	$(0.05)	$0.31
Diluted	$(0.02)	$0.10	$(0.05)	$0.28

Shares used in computing net income (loss) per share:
Basic	1,608,731	1,570,647	1,608,731	1,568,360
Diluted	1,608,731	1,804,822	1,608,731	1,716,393

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Cost
Balances, September 1, 2002	1,643,731	$16,437	$4,997,786	$(1,132,390)	35,000	$(38,644)	$3,843,189
Net loss	—	—	—	(76,621)	—	—	(76,621)

Balances, May 31, 2003	1,643,731	$16,437	$4,997,786	$(1,209,011)	35,000	$(38,644)	$3,766,568

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended May 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(76,621)	$488,797
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	265,432	272,130
Deferred income taxes	(6,000)	(7,000)
Changes in operating assets and liabilities:
Accounts receivable	(590,722)	310,252
Inventories	(16,788)	80,316
Other current assets	23,078	(34,678)
Income taxes	—	(15,000)
Accounts payable and accrued expenses	(128,225)	28,484

Net cash provided by (used in) operating activities	(529,846)	1,123,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(155,901)	(661,551)
Other assets	(101)	—

Net cash used in investing activities	(156,002)	(661,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	14,000
Additions to debt obligations	114,405	478,728
Payment of debt obligations	(257,283)	(204,037)

Net cash provided by (used in) financing activities	(142,878)	288,691

CASH AND CASH EQUIVALENTS:
Net increase (decrease) during period	(828,726)	750,441
Balances, beginning of period	2,916,461	1,549,954

Balances, end of period	$2,087,735	$2,300,395

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$21,601	$19,244

Income taxes paid	$39,225	$59,837

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc. (IEI), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2003 and August 31, 2002 and the results of operations for the three and nine month periods ended May 31, 2003 and 2002.

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

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3.0% in fiscal 2003 and 3.5% in fiscal 2002, volatility of 120% for both fiscal 2003 and 2002 and an expected life of 5 years, with the assumption that no dividends will be paid. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three and nine months ended May 31, 2003 and 2002. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$(31,058)	$184,795	$(76,621)	$488,797
Less employee stock-based compensation under fair value method	(11,082)	(11,421)	(33,898)	(39,457)

Pro forma	$(42,140)	$173,374	$(110,519)	$449,340

Net income (loss) per share:
Basic as reported	$(0.02)	$0.12	$(0.05)	$0.31
Basic pro forma	(0.03)	0.11	(0.07)	0.29
Diluted as reported	(0.02)	0.10	(0.05)	0.28
Diluted pro forma	(0.03)	0.10	(0.07)	0.26

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on IEI’s financial position or results of operations.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income (loss) per share:

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002
Shares used in computation:
Weighted-average shares outstanding for basic net income (loss) per share	1,608,731	1,570,647	1,608,731	1,568,360
Effect of dilutive option and warrant shares	—	234,175	—	148,033

Total shares for diluted net income (loss) per share	1,608,731	1,804,822	1,608,731	1,716,393

The calculations for diluted net income (loss) per share do not include aggregate stock options and warrants of 366,340 as of May 31, 2003 and 294,227 as of May 31, 2002, as their effects would have been anti-dilutive.

6.	Inventories

Inventories consist of the following:

	May 31, 2003	Aug. 31, 2002
Raw material	$489,701	$458,737
Work in progress	182,998	127,301
Finished goods	122,487	192,360

	$795,186	$778,398

7.	Accrued Warranty Expenses

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the nine months ended May 31:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
2003	$395,833	$161,548	$(171,548)	$385,833
2002	347,833	172,433	(172,433)	347,833

8.	Commitments

Leases—IEI leases an administrative and production facility at an annual rate of $145,000 under an operating lease which expires in April 2004. IEI has the option to renew the lease for an additional two years at an annual rate of $157,000. IEI is also responsible for certain real estate taxes, utilities, and maintenance costs related

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to the leased property. Such contingent rental obligations are recognized as incurred.

Employment Arrangements—IEI has a continuous, three-year employment agreement with its President and Chief Executive Officer providing minimum annual aggregate compensation of approximately $175,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $320,000 in salaries as of May 31, 2003) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

9.	Long-term Obligations

Long-term obligations are summarized as follows:

	May 31, 2003	Aug. 31, 2002
Equipment line of credit, 4.25%-5.75% (Note 10)	$462,237	$605,115
Less current portion	(274,168)	(301,214)

	$188,069	$303,901

The aggregate principal payments on long-term obligations as of May 31, 2003, are: $274,168 (2004), $167,291 (2005) and $20,778 (2006).

10.	Bank Arrangements

As of May 31, 2003, IEI has available an equipment line of credit that provides for borrowings of up to $500,000 expiring February 29, 2004, and a demand bank line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank’s prime rate of interest (5.25% at May 31, 2003), and all of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt-to-tangible net worth ratio, and bi-annual and annual net income. As of May 31, 2003, no borrowings have been made under the demand line of credit, and IEI has an aggregate of $462,237 outstanding as equipment debt, which is payable in monthly installments through February 2006 (Note 9).

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2002 describes the significant accounting policies used in the preparation of our unaudited condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance of doubtful accounts and sales returns, inventory reserves, warranty reserves, and contingencies. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

Three and nine months ended May 31, 2003 and 2002

Net Sales. Net sales for the third quarter of fiscal 2003 ending May 31, 2003, decreased 21% as compared to the third quarter of fiscal 2002. Net sales for the first nine months of fiscal 2003 decreased 14% compared to the first nine months of fiscal 2002. The decreases in net sales are primarily the result of a significant reduction in demand for our products. For the nine months ended May 31, 2003 and 2002, one customer contributed more than 10% of our net sales, representing 40% and 37% of total net sales, respectively.

Cost of Sales/Gross Profit. Our cost of sales consist primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 45% for the three months ended May 31, 2003, compared to 47% for the three months ended May 31, 2002. The ratio of gross profit to net sales was 44% for the nine months ended May 31, 2003, compared to 46% for the first nine months of fiscal 2002. The decreases in the gross profit ratios are primarily due to a higher proportion of fixed costs resulting from the significant decline in net sales and product mix. We expect future gross profit as a percentage of net sales to remain consistent with its current level. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, changes in sales channels and/or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees, and prototype costs. Research and development expenses were $264,280 and $817,793 for the third quarter and nine months ended May 31, 2003, respectively, compared to $267,048 and $777,435 for the comparable periods of fiscal 2002. The increase in the expenses for the nine months ended May 31, 2003, compared to the comparable period of 2002 was primarily due to additional prototype costs and consulting fees. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 35% for both the third quarter and nine months ended May

31, 2003, respectively, compared to 32% for both the third quarter and nine months ended May 31, 2002. The increases, as a percentage of net sales, are primarily the result of a significant decrease in sales volume. The decreases in absolute dollars for the three and nine months ended May 31, 2003, compared to the comparable periods of the prior year are primarily a result of a reduction in advertising, trade shows, commissions, and bonuses, partially offset by an increase in sales sample expense. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $6,270 and $21,601 for the three and nine months ended May 31, 2003, respectively, compared to $8,376 and $19,244 for the comparable periods of fiscal 2002. The increase for the nine months ended May 31, 2003, compared to the comparable period of 2002 is due to additional outstanding debt, partially offset by lower interest rates on equipment borrowings.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $5,134 and $21,787 for the three and nine months ended May 31, 2003, respectively, compared to $8,258 and $25,452 for the comparable periods of fiscal 2002. The decreases are the result of a reduction in interest rates and funds invested.

Income Taxes. For the nine months ended May 31, 2003, IEI has recorded no current provision for income taxes due to our net loss and a $6,000 deferred tax benefit. For the nine months ended May 31, 2002, our effective income tax rate was 9% and differs from the federal statutory rate primarily due to the utilization of federal net operating loss carryforwards.

Liquidity and Capital Resources

As of May 31, 2003, IEI had $2,087,735 in cash and cash equivalents as compared to $2,916,461 at August 31, 2002. As of May 31, 2003, IEI had $3,157,942 in working capital as compared to $3,258,965 at August 31, 2002. The ratio of current assets to current liabilities as of May 31, 2003 was 2.9 as compared to 2.8 at August 31, 2002. The debt to equity ratio was 0.5 at May 31, 2003 and 0.6 at August 31, 2002. The significant decrease in cash and cash equivalents is primarily due to an increase in accounts receivable, purchases of capital equipment, and payment of debt obligations. The decrease in working capital is primarily due to IEI’s operating loss.

Net cash flows used in operating activities was $529,846 for the nine months ended May 31, 2003, compared to net cash flows provided by operating activities of $1,123,301 for the first nine months of fiscal 2002. The decrease is primarily a reduction in IEI’s net income, a significant increase in accounts receivable, and a reduction in accounts payable and accrued expenses. The increase in accounts receivable is primarily due to a change in payment methodology by a major customer.

Net capital expenditures were $155,901 and $661,551 for the nine months ended May 31, 2003 and 2002, respectively. The decrease in expenditures is primarily due to the higher levels of purchases for automated manufacturing equipment and related facility improvements during the first nine months of fiscal 2002. IEI anticipates having up to $300,000 in total capital expenditures during the next twelve months primarily for the purchase of facility improvements and production and engineering equipment. We expect that a portion of our 2003 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

As of May 31, 2003, IEI has $500,000 available under its equipment line of credit expiring February 29, 2004 and up to $1,000,000 available for a bank demand line of credit. See Notes 9 and 10 to the unaudited condensed consolidated financial statements. As of May 31, 2003, we had no outstanding borrowings under the demand line of credit and had approximately $462,000 in borrowings outstanding under equipment lines of credit.

Net cash flows used in financing activities was $142,878 for the nine months ended May 31, 2003, as compared with net cash flows provided by financing activities of $288,691 for the nine months ended May 31, 2002. The decrease is primarily the result of a reduction in new equipment borrowings incurred in the first nine months of fiscal 2003 compared to the prior year.

The following table summarizes our future contractual cash obligations as of May 31, 2003:

	2004	2005	2006	Total
Long-term obligations	$274,168	$167,291	$20,778	$462,237
Employment agreement	174,908	174,908	174,908	524,724
Operating lease obligations	133,082	—	—	133,082

	$582,158	$342,199	$195,686	$1,120,043

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on IEI’s financial position or results of operations.

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

Concentration of Customers. We have a substantial number of customers but sell a significant amount of our products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. For the nine months ended May 31, 2003 and fiscal year ended August 31, 2002, net sales to our largest customer accounted for approximately 40% and 35% of our total net sales, respectively. Our industry has recently experienced, and is currently experiencing, significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that our major customers will place additional orders, or that we will obtain orders of similar magnitude from other customers. Our operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay our receivables from such customer.

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

Limited Financial Resources. We have limited financial resources. We are therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 2003, we incurred a net loss of approximately ($77,000), and for the years ended August 31, 2002 and 2001, we had net income of approximately $701,000 and $136,000, respectively. There can be no assurance that IEI will return to profitability. Continued operations after the expenditure of our existing cash reserves may require additional working capital to be generated by profitable operations or use of our bank lines of credit and/or additional financing. There can be no assurance that profits will be generated or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. For the nine months ended May 31, 2003 and year ended August 31, 2002, our foreign sales represented approximately 10% and 8% of net sales, respectively. There may be a reduction in our foreign sales from historical levels in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Item 3: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. IEI’s chief executive and chief financial officer has reviewed and evaluated the effectiveness of IEI’s disclosure controls and procedures (as defined in Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive and financial officer has concluded that IEI’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by IEI in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There have not been any significant changes in IEI’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

Part II. Other Information

Item 6:	Exhibits and Reports on Form 8-K

(a)	There were no reports on Form 8-K filed for the three months ended May 31, 2003.

(b)	Exhibits

10 (a)	April 11, 2003 Amendment to Demand Loan and Security Agreement Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant.

99.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 7/10/03	/s/ JOHN WALDSTEIN
John Waldstein, President and Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

CERTIFICATION

I, John Waldstein, President, Chief Executive Officer, Chief Financial Officer and Treasurer of International Electronics, Inc. (the “Registrant”), certify that:

1.	I have reviewed this report on Form 10-QSB for the quarterly period ended May 31, 2003 of International Electronics, Inc. (“Quarterly Report”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

/s/ JOHN WALDSTEIN
John Waldstein President, Chief Executive Officer, Chief Financial Officer and Treasurer

Dated: July 10, 2003

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended May 31, 2003

10 (a)	April 11, 2003 Amendment to Demand Loan and Security Agreement Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant.

99.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.