Form 10KSB
period 2003-08-31
INTERNATIONAL ELECTRONICS INC
filed 2003-11-24
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For fiscal year ended August 31, 2003

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

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $10,291,370

As of October 31, 2003, 1,175,267 shares of the Registrant’s voting stock was held by non-affiliates of the Registrant. As of that date, the aggregate market value of the non-affiliate shares so held was approximately $4,125,000. As of October 31, 2003, 1,629,031 shares of the Registrant’s common stock were outstanding.

Documents incorporated by reference: None

INTERNATIONAL ELECTRONICS, INC.

ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1.	Business

International Electronics, Inc. (“IEI”) was formed in 1977 as a Massachusetts corporation. IEI designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

IEI manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard™ and Secured Series™. IEI also manufactures and markets a line of industrial access control products sold under the trade name of PowerKey™ used to control access to industrial machinery and vehicles. IEI also manufactures and markets electronic glassbreak detectors sold under the trade names Tri-Gard™ and Viper.

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

The access control version of the Door-Gard™ software includes features, which apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring. IEI also sells a version of its Door-Gard™ under the trade name prox.pad™. The prox.pad™ incorporates the use of both keypad and proximity technology. The prox.pad™ has been jointly developed by IEI and HID Corporation, a subsidiary of Assa Abloy of Sweden. The approximate list prices for the Door-Gard™ products range from $150 to $500, other than the LS lockset products.

In 2002, IEI introduced the Door-Gard™ LS lockset. The LS combines IEI keypad and/or HID proximity technology with a UL listed grade 1 lockset to enable a battery operated stand-alone system. The approximate list prices for the LS products range from $550 to $1,000.

IEI also markets and sells its Secured Series™ access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Systems features in the Secured Series™ product line include: 1,000 users, transaction buffer for event recording, hard copy printing of events, holiday schedules and time zone limitations (which allow users access depending upon time of day or day of week) as well as the ability to tie up to 32 doors together. The approximate list prices for the Secured Series™ products range from $500 to $1,200.

In 2003, IEI announced its BioRead™ Secured Series Fingerprint access control system, which is currently available. IEI has a non-exclusive worldwide distribution agreement with Precise Biometrics of Lund, Sweden, a global supplier of biometric fingerprint technology. In addition in 2003, IEI announced its LAN/WAN connectivity gateway, which is available on IEI’s Secured Series™ access control systems and prox.pad™ plus products.

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

Glassbreak Detector Products

A detector is the component in an alarm system that is activated by an intrusion or entry into protected premises. When activated, it sends a signal to a central control panel, the portion of the system that triggers the alarm. IEI’s glassbreak products serve only the detection function, but are compatible with systems made and sold by most major manufacturers of central control panels, and can be incorporated into both hard wired and certain wireless systems. These products are used in a system in conjunction with other forms of detectors such as those which detect the opening of a door or window. IEI markets an audio glassbreak detector under the trade name Tri-Gard™ and a vibration sensor under the trade name Viper. The approximate list prices for the glassbreak products range from $55 to $100.

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

IEI sells its products primarily to installers and distributors of alarm security equipment. IEI’s customers include: ADI (a subsidiary of Honeywell International, Inc.), Clark Security Products and Security Lock. Sales to IEI’s largest customer, ADI, accounted for approximately 38% of IEI’s total net sales for the fiscal year ended August 31, 2003.

While IEI’s relationship with large customers provides it with a substantial market for its products, the dependence on large volume sales to such large customers creates a vulnerability. The loss of any such large customer could have a material adverse effect on IEI’s sales.

IEI is also aware that manufacturers in Europe, Asia and elsewhere fabricate products similar to IEI’s products. Some of these manufacturers may produce their units at a lower cost than IEI’s cost. The introduction of such a product to the United States market could have a material adverse effect on IEI’s sales.

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

Overseas Components and Production

IEI estimates that approximately 17% of its finished goods are manufactured in Asia. IEI sources a significant amount of components and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environments will remain sufficiently stable to allow reliable and consistent delivery of product.

Product Sources of Revenue

IEI’s various products have provided revenues during the last three fiscal years as follows:

	Access Control and Digital Keypad	Glassbreak Detector	Total
2003	$9,889,444	$401,926	$10,291,370
2002	11,218,877	576,378	11,795,255
2001	9,992,730	591,351	10,584,081

Domestic and Foreign Sales

The percentages of domestic and foreign sales for IEI’s products for the last three fiscal years are as follows:

	Domestic	Foreign
2003	90%	10%
2002	92	8
2001	90	10

Manufacturing and Raw Materials

IEI performs in-house manufacturing for some of its access control, digital keypad and Tri-Gard™ product lines. IEI is dependent upon sole source suppliers for a number of key components and parts used in IEI’s products. Some of IEI’s largest principal suppliers include HID Corporation and Future Electronics, Inc. There can be no assurance that these suppliers will be able to meet IEI’s future inventory requirements or that they will be available to IEI at favorable prices. Any extended interruption in the supply of any such inventory could have a material adverse effect on IEI’s operating results in any given period. We believe IEI is in compliance with existing foreign laws and do not believe that compliance with such laws will have any material impact on our foreign operations.

Backlog

IEI’s backlog of firm scheduled orders as of August 31, 2003, was approximately $220,000. Its backlog as of August 31, 2002 was approximately $430,000. The decrease in 2003 backlog from the prior year is primarily due to a decrease in OEM orders. IEI believes that the majority of its 2003 backlog will be shipped during fiscal 2004.

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

Competitors for our access control and digital keypad products include a number of large multinational companies including: Assa Abloy, Bosch, General Electric, Honeywell International, Ingersoll Rand, Kaba and Tyco, some of whom have recently expanded their position in the marketplace by acquiring companies that design, sell and/or manufacture competing products. In addition, there are a number of smaller companies that we compete against including: Corby, Crow Electronics, I.D. Systems, Keri Systems, Napco, Visonic and United Security Products. We also face competition in the positive identification access control market from biometric systems including: voice verification, fingerprint, hand geometry, palm print, optical systems, signature and facial recognition.

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

Working Capital

During fiscal 2003, IEI depended on its existing cash balances to provide working capital. As of August 31, 2003, IEI had a demand bank line of credit available for borrowings of up to $1,000,000 which could be used for working capital purposes and an additional line of credit available for $399,000 for equipment purchases. IEI expects its working capital requirements for fiscal 2004 to be provided from its existing cash reserves, its available line of credit and anticipated cash flow generated from operations. As of August 31, 2003, there were no borrowings outstanding under the demand line of credit and approximately $492,000 in borrowings outstanding as equipment debt. See “Item 6-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Research and Development

IEI presently employs nine people in research and development. IEI also utilizes certain consultants and subcontractors on an as-needed basis with IEI’s employees supervising such work. Research and development expenditures were approximately $1,091,000, $1,060,000 and $1,045,000 for fiscal 2003, 2002 and 2001, respectively. IEI’s net sales include research and development revenues from customers of approximately $114,000, $167,000 and $73,000 during fiscal 2003, 2002 and 2001, respectively.

Employees

As of November 1, 2003, IEI had 60 employees, of which 58 were full-time employees. Of these 60 employees, 13 were in sales and marketing, 9 in research and development, 25 in manufacturing and purchasing, 6 in customer service and 7 in general and administration.

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

IEI’s administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and currently consist of approximately 20,740 square feet of space. IEI occupies this facility under a lease expiring April 30, 2006, at an annual rent of $145,000 through April 2004 increasing to $160,000 thereafter, plus utilities, maintenance and certain real estate taxes. The property used by IEI is in good condition.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

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

The NASDAQ standards for a company’s stock to maintain its SmallCap listing include maintaining a minimum bid price of $1.00 per share and stockholders’ equity of $2,500,000 or alternatively net income of $500,000 for the last fiscal year or in two of the three most recently completed fiscal years. In fiscal 2003, IEI met the minimum bid price criteria and $2,500,000 of stockholders’ equity.

There can be no assurance that IEI will continue to meet the NASDAQ standards to maintain its SmallCap listing. If IEI is unable to maintain its SmallCap listing on NASDAQ, holders of IEI’s common stock may have additional difficulty selling their shares at a favorable price, or at all, and it may be more difficult for IEI to obtain additional financing.

The prices set forth below are based on information provided to IEI by NASDAQ. These sales prices reflect interdealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

	Sales Prices
	High	Low
Fiscal Year 2003:
First Quarter	$4.24	$2.40
Second Quarter	4.18	2.76
Third Quarter	3.45	2.15
Fourth Quarter	3.15	2.25

Fiscal Year 2002:
First Quarter	2.66	1.46
Second Quarter	2.26	1.89
Third Quarter	6.89	2.00
Fourth Quarter	6.34	2.22

As of October 31, 2003, there were approximately 425 shareholders of record of IEI’s common stock. IEI believes that a substantial number of shares of IEI’s common stock are held by nominees and estimates that there are approximately 1,100 beneficial owners of IEI’s shares. IEI has never paid dividends to its shareholders. IEI’s credit agreements contain certain restrictive covenants including restricting the payment of dividends.

Equity Compensation Plan Information

The following table sets forth a description of our equity compensation plans as of August 31, 2003:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Stock option plan approved by shareholders	138,800	$2.09	36,200
Stock option plans not approved by shareholders (1)	167,373	1.39	43,158
Warrants not approved by shareholders (2)	48,168	1.24	—

	354,341	$1.64	79,358

(1)	The August 1988, January and September 1989, June and August 1990, July 1992, October 1993, May 1994, and September 1995 nonqualified stock option plans (the “Stock Plans”) were approved by our Board of Directors but not our shareholders. The Stock Plans provide for the grant of options to purchase shares of our common stock for employees (including officers and employee directors), non-employee directors, consultants and key personnel. See Note 9 to our Consolidated Financial Statements for additional information. The term of the Stock Plans is 10 years and the plans are administered by a committee of the Board of Directors. To date, all options under the Stock Plans have been granted at the fair market value of our common stock on the date of grant.

(2)	All of the warrants were approved by our Board of Directors but were not approved by our shareholders. The current outstanding warrants to purchase shares of our common stock have been granted to an executive officer and an advisor to IEI and each had an original term of 10 years. All the outstanding warrants have been granted at the fair market value of our common stock on the date of grant.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in this Annual Report on Form 10-KSB for the year ended August 31, 2003 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts for our products and our current level of inventory. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and as a result, our gross profit margin would be adversely affected.

We accrue for warranty costs based on the historical rate of claims and costs to provide warranty services as the sale is recognized. While we believe the accrual for warranty costs is adequate to address known warranty issues, if we experience an increase in warranty claims that are higher than our historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual and as a result, our gross profit margin would be adversely affected.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be recognized or adjusted.

Results of Operations

Fiscal years ended August 31, 2003, 2002 and 2001

Net Sales. Net sales in 2003 decreased 13% from 2002, while 2002 net sales increased 11% from 2001. The decrease in net sales for 2003 compared to the prior year is primarily the result of a reduction in demand for our access control and digital keypad and OEM products. The increase in net sales for 2002 compared to the prior year is primarily due to increases in digital keypad and OEM product sales.

Cost of Sales/Gross Profit. Our cost of sales consists primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 44% in 2003, 47% in 2002 and 44% in 2001. The decrease in the gross profit ratio for 2003 from the prior year is primarily due to a higher proportion of fixed costs resulting from the decline in net sales, change in product mix and an increase in occupancy costs. The increase in the gross profit ratio for 2002 from the prior year is primarily the result of improved manufacturing efficiencies due to increased sales volume, a customer settlement of $160,000 for cancellation of the customer’s purchase commitment, and a reduction in material costs, partially offset by start-up costs incurred in the implementation of newly purchased and installed production equipment. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses were $1,090,604 in 2003, $1,059,598 in 2002 and $1,045,389 in 2001. The increase in costs in 2003 from the prior year is primarily due to additional prototype costs and consulting expenses. The increase in costs in 2002 from the prior year is primarily due to increases in personnel and related expenses, partially offset by a reduction in prototype costs, consulting and depreciation expense. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 33% in 2003, 31% in 2002 and 33% for 2001. The increase in expenses as a percentage of net sales in 2003 from the prior year is primarily due to a decrease in sales volume and additional consulting expenses. The decrease in expenses as a percentage of net sales in 2002 from the prior year is due to sales efficiencies and primarily due to decreases in bad debt, trade show and telephone expenses, and to a lesser extent, reductions in investor relations and travel expenses, partially offset by increased professional fees and salary related expenses. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $23,578 in 2003, $36,053 in 2002 and $77,116 in 2001. The decrease in 2003 from the prior year is the result of a reduction in interest rates and invested balances. The decrease in 2002 from the prior year is the result of a reduction in interest rates, partially offset by an increase in invested balances.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $27,462 in 2003, $28,558 for 2002 and $32,329 in 2001. The decrease in 2002 from the prior year is the result of lower interest rates on equipment borrowings, partially offset by an increase in outstanding debt.

Income Taxes. IEI’s effective income tax rate was 28% for 2003, 10% for 2002 and 21% for 2001. The difference between the effective tax rate and the federal statutory rate is primarily the result of utilization of net operating loss carryforwards. As of August 31, 2003, we have utilized the majority of our available net operating loss carryforwards and therefore expect that our future effective income tax rate will approximate the state and federal statutory rates.

Liquidity and Capital Resources

As of August 31, 2003, IEI had $3,313,607 in working capital as compared to $3,258,965 at August 31, 2002. The ratio of current assets to current liabilities as of August 31, 2003 and 2002 was 2.8, as compared to 2.7 in 2001. The debt to equity ratio was 0.5 at August 31, 2003 as compared to 0.6 at both August 31, 2002 and 2001. The increase in working capital in 2003 from 2002 is primarily due to an increase in accounts receivable. The decrease in the debt to equity ratio is primarily due to a reduction in equipment debt and IEI’s net income.

Net cash flows used in operating activities in 2003 was $323,409, compared with cash flows provided by operating activities of $1,768,903 in 2002 and $159,328 in 2001. The decrease in 2003 from the prior year is primarily the result of a decrease in IEI’s net income and increase in accounts receivable. The increase in 2002 from the prior year is primarily the result of increases in IEI’s net income, reduction in accounts receivable and increase in accrued expenses.

Net capital expenditures were $229,311, $677,496 and $299,382 for 2003, 2002 and 2001, respectively. The decrease in expenditures in 2003 from the prior year is primarily due to a reduction in manufacturing equipment purchases. The increase in expenditures in 2002 from the prior year is primarily due to the purchase of additional automated manufacturing equipment and related facility improvements. IEI anticipates having up to $325,000 in total capital expenditures in fiscal 2004 primarily for the purchase of facility improvements and production and engineering equipment. We expect that a portion of our fiscal 2004 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

As of August 31, 2003, IEI has available through February 28, 2004 a $399,000 equipment line of credit and a bank demand line of credit of up to $1,000,000. See Notes 5 and 6 to the Consolidated Financial Statements. As of August 31, 2003, IEI had no outstanding borrowings under the demand line of credit and had approximately $492,000 in borrowings outstanding under equipment lines of credit.

Net cash flows used in financing activities was $97,562 in 2003, while cash flows provided by financing activities were $275,100 in 2002 and $73,660 in 2001. The increase in net cash used in financing activities in 2003 compared to the prior year is primarily due to a reduction in long-term obligations. The increase in net cash flows provided by financing activities in 2002 compared to the prior year is primarily the result of additional long-term debt obligations for equipment financing and proceeds from the exercise of stock options and warrants.

The following table summarizes our future contractual cash obligations as of August 31, 2003:

	2004	2005	2006	Total
Long-term obligations	$291,167	$156,229	$44,857	$492,253
Employment agreement	174,908	174,908	174,908	524,724
Operating lease obligations	150,365	160,735	107,157	418,257

	$616,440	$491,872	$326,922	$1,435,234

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The implementation of this statement did not have any impact on the consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others” (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 4 to our consolidated financial statements. The adoption of FIN No. 45 did not have any impact on IEI’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact us if we voluntarily change to the fair value-based method of accounting for employee stock-based compensation which we currently do not plan to implement. SFAS No. 148 also requires companies who account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 1, Stock-Based Compensation, to our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on IEI’s financial position or results of operations.

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 38% of IEI’s total net sales for the fiscal year ended August 31, 2003. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2003, 2002 and 2001 IEI had net income of approximately $23,000, $701,000 and $136,000, respectively. There can be no assurance that IEI will continue profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will continue or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. During the year ended August 31, 2003, IEI’s foreign sales represented approximately 10% of net sales. There may be a reduction in IEI’s foreign sales from the 2003 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock. There is a limited market for IEI’s common stock and there can be no assurance that even this limited market will be sustained. Holders of IEI’s common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Maintain SmallCap Listing on NASDAQ. There can be no assurance that IEI will continue to meet the SmallCap standards to maintain its listing on NASDAQ. If IEI is unable to maintain its SmallCap listing on NASDAQ, holders of IEI’s common stock may have difficulty selling their shares at a favorable price, or at all, and it may be more difficult for IEI to obtain additional financing. See Part II, Item 5-“Market for Registrant’s Common Stock and Related Stockholder Matters”.

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

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8a.	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-

15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report. Based on that evaluation, the chief executive and chief financial officer has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The following table sets forth our executive officers and directors, their respective ages and positions as of October 31, 2003:

Name	Age	First Elected Director	Year current term will expire	Position
John Waldstein	50	1982	2006	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chairman of the Board and a Director
Diane Balcom	61	1989	2005	Director
Heath Paley	55	1990	2004	Director
Steven Tannenbaum	43	2002	2006	Director
Peter Demakis	58	—	—	Chief Operating Officer
Christopher Hentschel	59	—	—	Vice President of Engineering
Robert Stewart	60	—	—	Vice President of Manufacturing

IEI anticipates that the next annual meeting of shareholders will be held in March 2004. Directors serve staggered three-year terms and hold office until their successors are chosen and qualified.

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

Diane Balcom became a member of the Board of Directors in 1989. Since June 2002, Ms. Balcom has served as Director of Development of Achieva, a non-profit agency providing services for people with disabilities and their family members. From February 2001 to June 2002, Ms. Balcom served as an independent consultant to a variety of non-profit organizations in southwestern Pennsylvania. From October 1998 to February 2001, Ms. Balcom served as the Executive Director of the Pittsburgh Mercy Foundation. From September 1997 to September 1998, she held the position of Director of Development for Children’s Hospital of Pittsburgh. From August 1994 to August 1997, Ms. Balcom was the Chapter Director of the Juvenile Diabetes Foundation of Western Pennsylvania. She had been an adviser to IEI on corporate and financial matters from 1985 until December 2002. From January 1989 to August 1994, Ms. Balcom operated a consulting practice, which provided services related to private and public financing for small and medium-sized companies. From March 1987 to January 1989, she served as Vice President and Chief Financial Officer for Environmental Diagnostics, Inc., a publicly held company. Prior to that, Ms. Balcom held various senior management positions in Corporate Finance and Research for 13 years with brokerage firms on the West Coast.

Heath Paley became a member of the Board of Directors in 1990. Since March 1997, Mr. Paley has served as President of Comorant, Inc., a manufacturer and retailer of glass wind chimes marketed under the name Goose Rock Designs. From May 1996 to December 2002, Mr. Paley also served as a self-employed computer consultant. He had been IEI’s Director of Management Information Systems from September 1994 until May 1996 and was IEI’s Chief Operating Officer and Executive Vice President from June 1990 to August 1994. From 1983 to June 1990, Mr. Paley was President and a founder of Ecco Industries, Inc. From 1980 to 1983, he was President of the Maine Woods Shoe Division of Bennett Industries. Heath Paley is the son of Warren Paley. See “Item 11-Security Ownership of Certain Beneficial Owners and Management”.

Steven Tannenbaum became a member of the Board of Directors in March 2002. Since 1993, Mr. Tannenbaum has been the President of Greenwood Investments, Inc., which serves as the general partner of Greenwood Capital Limited Partnership and other partnerships engaged in investment and real estate development.

Peter Demakis has been IEI’s Chief Operating Officer since September 2003. From March 2002 to August 2003, Mr. Demakis was the Chief Financial Officer for Midland Farms Stores, Inc., a limited assortment supply grocery retailer. From March 1999 to November 2001, he was the Executive Vice President and General Manager for the Vantage Group, a direct marketing services organization. From November 1995 to December 1998, Mr. Demakis was the Vice President of Central Services for the Retail Division of Reebok International. Prior to these positions, Mr. Demakis held senior level positions in operations and finance. Mr. Demakis is a graduate of Stonehill College.

Christopher Hentschel has been IEI’s Vice President of Engineering since March 1995 and had previously been Chief Engineer since 1989. Before joining IEI, Mr. Hentschel was a founder and Vice President of Engineering of Guard Aware, Inc.  Mr. Hentschel is a graduate of Wentworth Institute. See “Item 10-Executive Compensation”.

Robert Stewart has been IEI’s Vice President of Manufacturing since October 2003, and had previously been of Director of Manufacturing from May 2003 to October 2003 and Manufacturing Engineering Manager from November 2000 to May 2003. Before joining IEI, from December 1997 to May 2000, Mr. Stewart was Group Plant Manager for AMP/Tyco Electronics, an electronics manufacturer. Prior to 1997, Mr. Stewart held several positions in the manufacturing field. Mr. Stewart is a graduate of Fairleigh Dickinson University.

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

IEI believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2003, with the exception of Diane Balcom who inadvertently failed to file a Form 4 in connection with the sale of 1,548 shares of IEI common stock.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, IEI has adopted a code of ethics that applies to its principal executive officer and chief financial and accounting officer. A copy of the code of ethics can be obtained without charge by written request to Investor Relations, International Electronics, Inc., 427 Turnpike Street, Canton, MA 02021 and is also available on IEI’s website at http://www.ieib.com.

Item 10.	Executive Compensation

The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 2003, of IEI’s President and Chief Executive Officer, and the other executive officers of IEI who received at least $100,000 of compensation during any of these years (the “Named Executive Officers”):

Summary Compensation Table

Name		Annual Compensation			Long-Term Compensation(2)
	Year	Salary	Commission/ Bonus(3)	All Other Compensation(1)	Options (Shares)

John Waldstein(1) President and Chief Executive Officer	2003 2002 2001	$172,190 164,592 155,536	$ — 50,000 9,091	$25,524 16,632 15,656	— — 7,000

Christopher Hentschel Vice President of Engineering	2003 2002 2001	126,000 124,384 116,550	— 12,600 —	— — —	— — —

James Brierley, Jr.(4) Vice President of Sales and Marketing	2003 2002 2001	19,231 125,000 124,885	— 6,500 —	1,189 — —	— — —

(1)	All other compensation represents the cost of a split dollar whole life insurance policy with a face value of $1,005,000, a term insurance policy with a face value of $1,000,000, and a long-term disability policy. IEI is a beneficiary of the whole life insurance policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase the life insurance policies upon termination of his employment for the cash surrender value as of August 31, 2001.

(2)	Does not include perquisites, which do not exceed 10% of annual salary.

(3)	Amount represents commissions and/or bonus earned during the applicable year.

(4)	Mr. Brierley resigned his position on October 31, 2002.

IEI’s Board of Directors, commencing in fiscal 1993, established an annual bonus plan for officers and certain key employees. The available funds for the plan shall be up to five percent of income before taxes. The final amount and subsequent distribution to employees and officers shall be determined by IEI’s Compensation Committee.

Compensation on Involuntary Termination

John Waldstein has an employment contract with IEI which provides for certain compensation to be paid to him if he is discharged by IEI without cause, as defined before the end of the term of his contract. Mr. Waldstein has a continuous three-year employment contract with a current minimum annual salary of approximately $175,000, subject to adjustment for inflation, plus an annual minimum bonus of $50,000 payable upon the achievement of specified goals and objectives. The salary and bonus of Mr. Waldstein is subject to performance reviews and annual adjustment as determined by IEI’s Compensation Committee.

If the employment of Mr. Waldstein is terminated by IEI without cause, including the election of a slate of board of director members not approved by Mr. Waldstein or a change in status as a result of an acquisition, merger or sale of assets (an “Acquisition”), IEI is obligated to pay at such termination an amount equal to his total salary and benefits to the conclusion of the contract period. In the event of an Acquisition of IEI, Mr. Waldstein’s base salary shall increase to a minimum annual salary of $175,000, based on future adjustments for inflation. As of November 1, 2003, John Waldstein’s base salary to the conclusion of his contract period is approximately $525,000, plus future cost of living adjustments.

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

In addition to the foregoing, IEI also has employment letters with certain key management (including Messrs. Demakis, Hentschel and Stewart) that require salary and benefits continuation in the event of a termination of such employment as a result of an Acquisition. As of November 1, 2003, the salaries of such management personnel represent an aggregate of approximately $437,000.

Year End Option Table

The following table sets forth the number and value of unexercised options held as of August 31, 2003 by the Named Executive Officers:

Fiscal Year End Option Values

	Number of Unexercised Options at End of Fiscal 2003		Value of Unexercised In-the-Money Options at End of Fiscal 2003 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John Waldstein (2)	132,375	6,625	$294,128	$11,773
Christopher Hentschel	16,083	1,250	29,290	1,213

(1)	Difference between the fair market value of the underlying common stock on October 31, 2003 and the exercise price.

(2)	Includes warrants to purchase an aggregate of 35,000 shares of common stock. See Note 9 to the Consolidated Financial Statements.

There were no options exercised by or granted to any of the Named Executive Officers during the year ended August 31, 2003.

Compensation of Directors

Directors who are not executive officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 2003, directors’ fees were paid in the amounts of $6,000 each to Ms. Balcom, Mr. Paley and Mr. Tannenbaum.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning ownership of IEI’s common stock as of October 31, 2003, (i) by all persons known by IEI to own beneficially 5% or more of the outstanding common stock, (ii) each current director and Named Executive Officer of IEI and (iii) all directors and executive officers as a group.

Name	Number of Shares(1)		Percent of Common Stock Owned
Executive Officers and Directors:

John Waldstein	292,130	(2)	16.6%
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Steven Tannenbaum	239,927	(3)	14.7
c/o Greenwood Investments, Inc.
68 Harvard Street, 3rd Floor
Brookline, Massachusetts

Heath Paley	42,852	(4)	2.6
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Christopher Hentschel	34,301	(5)	2.1
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Diane Balcom	19,012	(6)	1.2
1403 Sharps Hill Road
Pittsburgh, Pennsylvania

All directors and executive officers as a group (6 persons)	636,472	(7)	35.1

5% Shareholder:

Warren Paley	217,268		13.3
3 Mill Street
New Baltimore, New York

(1)	Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to IEI, which may result in a change in control. The number of shares shown does include shares which may

(Footnotes continued on following page)

be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after October 31, 2003.

(2)	Includes vested options and warrants to purchase an aggregate 134,125 shares of IEI’s common stock granted at prices ranging from $0.74-$2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein’s wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3)	Includes 181,977 shares of common stock held by Greenwood Capital Limited Partnership (“GCLP”). Mr. Tannenbaum serves as the president, sole stockholder and sole director of Greenwood Investments, Inc., which is the sole general partner of GCLP and has sole voting and investment power with respect to such shares. With respect to the remaining 57,950 shares of common stock, Mr. Tannenbaum holds such shares jointly with his wife and has shared voting and investment power.

(4)	Includes vested options to purchase an aggregate 12,500 shares of IEI’s common stock granted at prices ranging from $0.88-$2.81 per share.

(5)	Includes vested options to purchase an aggregate 17,333 shares of IEI’s common stock at prices ranging from $1.36-$2.54 per share. Includes 1,634 shares of common stock held by Mr. Hentchel’s wife. Mr. Hentschel disclaims beneficial ownership of these shares.

(6)	Includes vested options to purchase an aggregate 10,500 shares of IEI’s common stock granted at prices ranging from $0.72-$2.81 per share.

(7)	Includes vested options and warrants to purchase an aggregate 182,708 shares of IEI’s common stock granted at prices ranging from $0.72-$2.81 per share.

Item 12.	Certain Relationships and Related Transactions

None

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	The following Consolidated Financial Statements are included in Item 7:

Independent Auditors’ Report

Consolidated Balance Sheets as of August 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended August 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the Years Ended August 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended August 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

None. All schedules are omitted because they are inapplicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

(a)3.	Exhibits:

3	Restated Articles of Organization and By-Laws are incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form S-18 (2-91218-B), filed on May 18, 1984 (hereinafter referred to as Registrant’s S-18).

3(a)	Amendment to Articles of Organization are incorporated by reference to Exhibit 3.1(a) of Registrant’s Registration Statement on Form S-1 (Registration No. 33-16333 which became effective on October 8, 1987 hereinafter referred to as Registrant’s S-1).

4	Instruments defining the rights of securities holders include the Restated Articles of Organization, By-Laws, Stock Certificate and Stock Purchase Warrant which are incorporated by reference to Exhibits 3, 4b and 4c to Registrant’s S-18.

10(a)	Nonqualified Stock Option Plan is incorporated by reference to Exhibit 10.1(ll) of Post-Effective Amendment No. 2 of Registrant’s S-1.

10(b)	1999 Stock Option Plan is incorporated by reference to the definitive proxy material for the 1999 special meeting in lieu of the annual meeting of shareholders.

10(c)	Stock Purchase Agreement dated as of June 19, 1990 by and among Registrant and Ecco Industries, Inc. is incorporated by reference to Exhibit (2.1) on Form 8-K dated July 2, 1990.

10(d)	Lease for Canton, Massachusetts facility between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

10(e)	Demand Loan and Security Agreement Accounts Receivable and Inventory dated as of February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(a) on Form 10-QSB for the period ended February 28, 2002.

10(f)	Demand Loan and Security Letter Agreement dated as of December 27, 2000 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(b) on Form 10-QSB for the period ended February 28, 2002.

10(g)	First amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated April 1, 1998 is incorporated by reference to Exhibit 10(k) on Form 10-KSB for the year ended August 31, 1998.

10(h)	Demand Loan and Security Letter Agreement dated May 20, 1999 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(c) on Form 10-QSB for the period ended February 28, 2002.

10(i)	Second amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated January 28, 1999 is incorporated by reference to 10(m) on Form 10-KSB for the year ended August 31, 1999.

10(j)	Third amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated September 27, 1999 is incorporated by reference to 10(n) on Form 10-KSB for the year ended August 31, 1999.

10(k)	Fourth amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the

Registrant dated October 31, 2001 is incorporated by reference to 10(h) on Form 10-KSB for the year ended August 31, 2001.

10(l)	2001 restatement of the Employment, Non-Disclosure, and Non-Compete Agreement for John Waldstein dated September 13, 2001 is incorporated by reference to 10(i) on Form 10-KSB for the year ended August 31, 2001.

10(m)	Line of Credit Agreement for the Acquisition of Equipment dated as of December 11, 2001 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(d) on Form 10-QSB for the period ended February 28, 2002.

10(n)	Line of Credit Agreement for the Acquisition of Equipment dated January 14, 2003 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended February 28, 2003.

10(o)	Amendment to February 28, 1997 Demand Loan and Security Agreement Accounts Receivable and Inventory dated April 11, 2003 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended May 31, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ELECTRONICS, INC.

Date: November 24, 2003	By:	/s/ JOHN WALDSTEIN

John Waldstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WALDSTEIN John Waldstein	President, Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer, Chairman of the Board and a Director	November 24, 2003

/s/ DIANE BALCOM Diane Balcom	Director	November 24, 2003

/s/ HEATH PALEY Heath Paley	Director	November 24, 2003

/s/ STEVEN TANNENBAUM Steven Tannenbaum	Director	November 24, 2003

INTERNATIONAL ELECTRONICS, INC.

AND SUBSIDIARIES

F

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of

International Electronics, Inc.

Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiaries (the “Company”) as of August 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Electronics, Inc. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Boston, Massachusetts

November 7, 2003

INTERNATIONAL ELECTRONICS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2003 AND 2002

ASSETS	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$2,266,078	$2,916,461
Accounts receivable, net of allowances for
doubtful accounts and returns of $253,000
and $209,000 in 2003 and 2002, respectively	1,452,143	716,204
Inventories	764,674	778,398
Deferred income taxes	379,000	391,000
Other current assets	259,521	269,912

Total current assets	5,121,416	5,071,975

PROPERTY AND EQUIPMENT—net of
accumulated depreciation and amortization	698,837	810,414

OTHER ASSETS:
Deferred income taxes	66,000	56,000
Other	8,062	21,711

Total other assets	74,062	77,711

TOTAL	$5,894,315	$5,960,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$381,248	$204,675
Accrued expenses	1,135,394	1,307,121
Current portion of long-term obligations	291,167	301,214

Total current liabilities	1,807,809	1,813,010

LONG-TERM OBLIGATIONS—less current portion	201,086	303,901

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—authorized,
5,984,375 shares; issued, 1,653,731 and
1,643,731 shares in 2003 and 2002, respectively	16,537	16,437
Capital in excess of par value	5,016,786	4,997,786
Accumulated deficit	(1,109,259)	(1,132,390)
Treasury stock—at cost, 35,000 shares	(38,644)	(38,644)

Total shareholders’ equity	3,885,420	3,843,189

TOTAL	$5,894,315	$5,960,100

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

	2003	2002	2001
NET SALES	$10,291,370	$11,795,255	$10,584,081
COST OF SALES	5,729,331	6,293,738	5,884,800

GROSS PROFIT	4,562,039	5,501,517	4,699,281

OPERATING EXPENSES:
Research and development costs	1,090,604	1,059,598	1,045,389
Selling, general and administrative expenses	3,435,620	3,674,413	3,525,479

Total operating expenses	4,526,224	4,734,011	4,570,868

INCOME FROM OPERATIONS	35,815	767,506	128,413
INTEREST EXPENSE	(27,462)	(28,558)	(32,329)
OTHER INCOME	23,578	36,053	77,116

INCOME BEFORE INCOME TAXES	31,931	775,001	173,200
PROVISION FOR INCOME TAXES	8,800	74,000	37,000

NET INCOME	$23,131	$701,001	$136,200

NET INCOME PER SHARE:
Basic	$0.01	$0.45	$0.09

Diluted	$0.01	$0.40	$0.08

SHARES USED IN COMPUTING NET INCOME PER SHARE:
Basic	1,610,046	1,575,262	1,539,145

Diluted	1,717,147	1,742,728	1,647,282

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Cost	Total
BALANCE—August 31, 2000	1,570,813	$15,708	$4,853,991	$(1,969,591)	35,000	$(38,644)	$2,861,464
Stock issued upon exercise of stock options	18,500	185	14,800	—	—	—	14,985
Net income	—	—	—	136,200	—	—	136,200

BALANCE—August 31, 2001	1,589,313	15,893	4,868,791	(1,833,391)	35,000	(38,644)	3,012,649
Stock issued upon exercise of stock options and warrants	54,418	544	88,995	—	—	—	89,539
Tax benefits for stock options and warrants	—	—	40,000	—	—	—	40,000
Net income	—	—	—	701,001	—	—	701,001

BALANCE—August 31, 2002	1,643,731	16,437	4,997,786	(1,132,390)	35,000	(38,644)	3,843,189
Stock issued upon exercise of stock options	10,000	100	15,200	—	—	—	15,300
Tax benefits for stock options	—	—	3,800	—	—	—	3,800
Net income	—	—	—	23,131	—	—	23,131

BALANCE—August 31, 2003	1,653,731	$16,537	$5,016,786	$(1,109,259)	35,000	$(38,644)	$3,885,420

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,131	$701,001	$136,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,638	358,441	329,374
Deferred income taxes	2,000	(29,000)	6,000
Changes in operating assets and liabilities:
Accounts receivable	(735,939)	495,680	(76,756)
Inventories	13,724	70,344	(16,749)
Other current assets	10,391	(30,426)	10,611
Accounts payable and accrued expenses	4,846	193,863	(245,352)
Income taxes payable	3,800	9,000	16,000

Net cash (used in) provided by operating activities	(323,409)	1,768,903	159,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(229,311)	(677,496)	(299,382)
Other assets	(101)	—	(26,011)

Net cash used in investing activities	(229,412)	(677,496)	(325,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt obligations	215,243	478,728	256,748
Payments of debt obligations	(328,105)	(293,167)	(198,073)
Proceeds from exercise of stock options and warrants	15,300	89,539	14,985

Net cash (used in) provided by financing activities	(97,562)	275,100	73,660

CASH AND CASH EQUIVALENTS—(Decrease) increase during the year	(650,383)	1,366,507	(92,405)
CASH AND CASH EQUIVALENTS—Beginning of year	2,916,461	1,549,954	1,642,359

CASH AND CASH EQUIVALENTS—End of year	$2,266,078	$2,916,461	$1,549,954

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$27,462	$28,558	$31,538

Income taxes paid	$44,634	$72,100	$425

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of the Business—International Electronics, Inc. and subsidiaries (“IEI”) designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of International Electronics, Inc., its majority-owned subsidiary, Ecco Industries, Inc. (“Ecco”), and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

Cash Equivalents—IEI considers all highly liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments—The fair value of IEI’s assets and liabilities which constitute financial instruments approximates their recorded value.

Concentration of Credit Risk—Financial instruments that potentially subject IEI to concentrations of credit risk are cash, cash equivalents and accounts receivable. IEI has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other hedging arrangements. The majority of IEI’s cash is maintained with a commercial bank, and cash equivalents are U.S. government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom IEI makes substantial sales (see Note 11). IEI generally does not obtain collateral in support of its trade accounts receivable.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Reserves are recorded for slow-moving, obsolete, non-sellable or unusable items based upon a product-level review.

Property and Equipment—Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the applicable assets.

Estimated Lives
Machinery and equipment	3-7 years
Office furniture and equipment	2-7 years
Leasehold improvements	Life of lease

Impairment of Long-Lived Assets—IEI periodically reviews the carrying value of its long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such assets are less than its carrying value.

Significant Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, IEI recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on IEI’s historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition.

Research and Development Costs—All research and development costs are charged to operations as incurred.

Net Income Per Share—Basic net income per share is computed by dividing net income by weighted-average common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share:

	2003	2002	2001
Weighted-average shares outstanding for basic net income per share	1,610,046	1,575,262	1,539,145
Effect of dilutive option and warrant shares	107,101	167,466	108,137

Total shares for diluted net income per share	1,717,147	1,742,728	1,647,282

The calculations for diluted net income per share do not include aggregate anti-dilutive stock options and warrants of 37,300, 1,000 and 186,667 for the years ended August 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation—In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or use the intrinsic value-based method provided by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” IEI uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all nonemployee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148 requires companies using the intrinsic value method under APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 3.0% in 2003, 3.5% in 2002 and 5.0% in 2001; volatility of 120% for both 2003 and 2002 and 80% in 2001; an expected life of five years, and the assumption that no dividends will be paid. Under APB No. 25, IEI has recognized no stock-based compensation expense for the years ended August 31, 2003, 2002 and 2001. Had employee stock-based compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net income (loss) and pro forma net income (loss) per share would have been as follows for the years ended August 31:

	2003	2002	2001
Net income (loss):
As reported	$23,131	$701,001	$136,200
Less employee stock-based compensation under fair value method	(44,290)	(50,525)	(52,209)

Pro forma	$(21,159)	$650,476	$83,991

Net income (loss) per share:
Basic as reported	$0.01	$0.45	$0.09
Basic pro forma	(0.01)	0.41	0.05
Diluted as reported	0.01	0.40	0.08
Diluted pro forma	(0.01)	0.37	0.05

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because IEI’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of IEI’s options.

Comprehensive Income—Comprehensive income for each of the three years in the period ended August 31, 2003 does not differ from the reported net income.

Disclosure About Segments of an Enterprise—IEI has adopted SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected information about operating segments, products and services, geographic areas and major customers. Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. IEI has determined that it conducts its operations in one business segment.

Recent Accounting Pronouncements—In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The implementation of this statement did not have any impact on the consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 4 to the consolidated financial statements. The adoption of FIN No. 45 did not have any impact on IEI’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact IEI if it voluntarily changes to the fair value-based method of accounting for employee stock-based compensation which IEI currently does not plan to implement. SFAS No. 148 also requires companies that account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002, and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosures are provided above.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on IEI’s financial position or results of operations.

2.	INVENTORIES

Inventories at August 31 consist of the following:

	2003	2002
Raw materials and subassemblies	$478,241	$458,737
Work in process	107,903	127,301
Finished goods	178,530	192,360

	$764,674	$778,398

3.	PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

	2003	2002
Machinery and equipment	$1,780,854	$1,667,094
Office furniture and equipment	1,162,256	1,117,214
Leasehold improvements	313,719	295,287

	3,256,829	3,079,595
Less accumulated depreciation and amortization	(2,557,992)	(2,269,181)

	$698,837	$810,414

4.	OTHER BALANCE SHEET DATA

Accrued Expenses—Accrued expenses at August 31 consist of the following:

	2003	2002
Payroll and related amounts	$337,202	$475,458
Warranty	385,833	395,833
Professional fees	213,032	250,727
Other	199,327	185,103

	$1,135,394	$1,307,121

Warranty—The following table sets forth the activity in IEI’s warranty accrual, included in accrued expenses:

Year Ended August 31:	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2003	$395,833	$214,148	$(224,148)	$385,833
2002	347,833	223,563	(175,563)	395,833
2001	395,124	197,121	(244,412)	347,833

Allowance for Doubtful Accounts and Returns—The following table sets forth the activity in IEI’s allowance for doubtful accounts:

Year Ended August 31:	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (A)	Balance at End of Year
2003	$209,000	$51,000	$(7,000)	$253,000
2002	215,000	3,000	(9,000)	209,000
2001	171,000	90,000	(46,000)	215,000

(A)	Net write-offs of bad debts (net of recoveries) and returns.

5.	LONG-TERM OBLIGATIONS

Long-term obligations at August 31 consist of the following:

	2003	2002
Equipment line of credit—interest rates from 4%–5.75% (Note 6)	$492,253	$605,115
Less current portion	(291,167)	(301,214)

	$201,086	$303,901

The future principal payments on long-term obligations as of August 31, 2003 are $291,167 in 2004, $156,229 in 2005 and $44,857 in 2006.

6.	BANK ARRANGEMENTS

As of August 31, 2003, IEI has available through February 28, 2004 an equipment line of credit that provides for remaining borrowings of up to $399,000 and a demand bank line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank’s prime rate of interest (4.0% at August 31, 2003), and all of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of dividends, a minimum debt-to-tangible-net-worth ratio, and bi-annual net income. As of August 31, 2003, no borrowings have been made under the demand line of credit and IEI has an aggregate of $492,253 outstanding as equipment debt which is payable in monthly installments through August 2006 (Note 5).

7.	COMMITMENTS

Leases—IEI leases an administrative and production facility under an operating lease expiring in April 2006 at an annual rate of $145,000 through April 2004 and $160,000 thereafter. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred. Total rental expense for operating leases for the years ended August 31, 2003, 2002 and 2001 amounted to approximately $252,000, $234,000 and $197,000, respectively.

Employment Arrangements—IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $175,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $375,000 in salaries as of August 31, 2003) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI (an “Acquisition”).

Settlement—In June 2002, IEI reached a settlement with a customer whereby IEI received payment of $160,000 in exchange for the cancellation of the customer’s purchase commitment. The settlement is included in net sales for the year ended August 31, 2002 in the accompanying consolidated statements of income.

8.	INCOME TAXES

The provision for income taxes is composed of the following for the years ended August 31:

	2003	2002	2001
Current:
Federal (net of tax benefits for operating loss carryforwards of $6,000, $220,000 and $108,000 in 2003, 2002 and 2001, respectively, and tax credits of $10,000 in 2002)	$3,800	$3,000	$—
State	3,000	60,000	31,000

Total current provision	6,800	63,000	31,000

Deferred:
Federal	—	10,000	5,000
State	2,000	1,000	1,000

Total deferred provision	2,000	11,000	6,000

Total provision	$8,800	$74,000	$37,000

IEI’s effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.3	6.2	11.8
Other permanent items	17.6	0.6	0.9
Recognition of previously reserved tax assets	—	(32.2)	(62.9)
Other	(29.3)	0.9	37.6

Effective tax rate	27.6%	9.5%	21.4%

As of August 31, 2003, IEI has remaining net operating loss carryforwards of approximately $50,000, expiring in varying amounts through 2005. IEI also has available research and development credit carryforwards of approximately $29,000 expiring through 2023. Net operating loss and tax credit carryforwards may be limited in the event of certain circumstances, including significant changes in ownership interests.

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

The following is a summary of the significant components of IEI’s deferred tax assets at August 31:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$17,000	$33,000
Tax credits	29,000	—
Accounts receivable reserves	101,000	84,000
Inventories and related reserves	235,000	254,000
Other	26,000	36,000
Depreciation	37,000	40,000

	$445,000	$447,000

9.	CAPITAL TRANSACTIONS

Stock Options—Since 1988, IEI has approved and reserved shares of common stock for nonqualified and incentive stock option plans for the benefit of certain employees, nonemployee directors, and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the “Committee”), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors, and key advisors with vesting provisions established by the Committee. All of the options vest 100% and are fully exercisable in the event of an Acquisition of IEI, as defined by the plan. At August 31, 2003, 79,358 shares remain available for future grants.

A summary of activity of the stock option plans is as follows:

	Shares	Exercise Price Per Share
Outstanding—August 31, 2000	376,309	$1.53
Granted (weighted-average fair value of $1.36)	48,000	2.02
Exercised	(18,500)	0.81
Canceled/expired	(4,149)	1.19

Outstanding—August 31, 2001	401,660	1.63
Granted (weighted-average fair value of $2.26)	7,500	2.71
Exercised	(49,752)	1.63
Canceled/expired	(9,035)	1.50

Outstanding—August 31, 2002	350,373	1.65
Granted (weighted-average fair value of $2.33)	12,300	2.80
Exercised	(10,000)	1.53
Canceled/expired	(46,500)	1.62

Outstanding—August 31, 2003	306,173	$1.71

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted – Average Exercise Price	Number Exercisable	Weighted – Average Exercise Price
$0.72—$1.00	24,800	0.52	$0.83	24,800	$0.83
1.01—2.00	193,573	4.20	1.44	178,698	1.42
2.01—2.81	86,800	6.75	2.50	52,125	2.47
5.51	1,000	8.89	5.51	250	5.51

	306,173	4.64	1.71	255,873	1.58

Stock Warrants—IEI has issued stock warrants in connection with certain services. A summary of activity of stock warrants is as follows:

	Consultant	Officer	Total
Outstanding—August 31, 2000	27,834	35,000	62,834
Expired	(10,000)	—	(10,000)

Outstanding—August 31, 2001	17,834	35,000	52,834
Exercised	(4,666)	—	(4,666)

Outstanding—August 31, 2002 and 2003 (weighted-average exercise price of $1.24)	13,168	35,000	48,168

Exercisable	13,168	35,000	48,168

Exercise prices	$0.72—$1.69	$0.74—$2.12	$0.72—$2.12

IEI has granted certain “piggy-back” rights to certain warrant holders with respect to the registration of such shares underlying the warrants with the Securities and Exchange Commission.

Common Stock Reserved—Common stock reserved for future issuance at August 31, 2003 consists of the following:

Stock warrants	48,168
Stock options	385,531

433,699

10.	BENEFIT PLAN

IEI sponsors a savings plan for its employees which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from IEI are made at the discretion of the Board of Directors. IEI has made no contributions to the 401(k) plan to date.

11.	VENDOR, CUSTOMER AND SALES INFORMATION

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

One customer in 2003, and two in both 2002 and 2001 each contributed more than 10% of net sales, representing an aggregate of 38% of net sales in 2003, 37% in 2002 and 46% in 2001. The accounts receivable from these customers amounted to approximately $646,000 and $156,000 at August 31, 2003 and 2002, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico, were 10% of net sales in 2003, 8% in 2002 and 10% in 2001. The majority of IEI’s long-lived assets are located in the United States of America.

IEI sales by product category consist of the following for the years ended August 31:

	2003	2002	2001
Access control and keypad	$9,889,444	$11,218,877	$9,992,730
Glassbreak detectors	401,926	576,378	591,351

	$10,291,370	$11,795,255	$10,584,081

12.	OTHER INCOME

Other income consists of the following for the years ended August 31:

	2003	2002	2001
Interest	$26,274	$36,053	$77,360
Other expense	(2,696)	—	(244)

	$23,578	$36,053	$77,116

******

International Electronics, Inc.

Exhibits to 10-KSB

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.