Form 10QSB
period 2003-11-30
INTERNATIONAL ELECTRONICS INC
filed 2004-01-12
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of December 20, 2003, there were 1,631,031 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended November 30, 2003

Part I.	Financial Information

Item 1:	Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	Nov. 30, 2003	August 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,128,025	$2,266,078
Accounts receivable, net	1,426,678	1,452,143
Inventories	908,696	764,674
Deferred income taxes	376,000	379,000
Other current assets	243,187	259,521

Total current assets	5,082,586	5,121,416
Property and equipment, net	771,141	698,837
Other assets:
Deferred income taxes	70,000	66,000
Other	8,062	8,062

Total other assets	78,062	74,062

	$5,931,789	$5,894,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$401,170	$381,248
Accrued expenses	1,155,388	1,135,394
Current portion of long-term obligations	310,583	291,167

Total current liabilities	1,867,141	1,807,809
Long-term obligations, less current portion	223,075	201,086
Commitments
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares
Issued 1,666,031 and 1,653,731 shares	16,660	16,537
Capital in excess of par value	5,026,446	5,016,786
Accumulated deficit	(1,162,889)	(1,109,259)
Less treasury stock, at cost:
35,000 common shares	(38,644)	(38,644)

Total shareholders’ equity	3,841,573	3,885,420

	$5,931,789	$5,894,315

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended November 30,
	2003	2002
Net sales	$2,699,631	$2,744,518
Cost of sales	1,524,902	1,508,235

Gross profit	1,174,729	1,236,283
Operating expenses:
Research and development	256,362	285,683
Selling, general and administrative	970,687	926,424

Total operating expenses	1,227,049	1,212,107

Income (loss) from operations	(52,320)	24,176
Interest expense	(6,073)	(8,255)
Other income	3,763	10,040

Income (loss) before income taxes	(54,630)	25,961
Provision (benefit) for income taxes:
Current	—	11,000
Deferred	(1,000)	2,000

Total provision (benefit) for income taxes	(1,000)	13,000

Net income (loss)	($53,630)	$12,961

Net income (loss) per share:
Basic	($0.03)	$0.01
Diluted	($0.03)	$0.01

Shares used in computing net income (loss) per share:
Basic	1,625,095	1,608,731
Diluted	1,625,095	1,708,939

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Cost
Balances, September 1, 2003	1,653,731	$16,537	$5,016,786	($1,109,259)	35,000	($38,644)	$3,885,420
Stock issued upon exercise of stock options and warrants	12,300	123	9,660	—	—	—	9,783
Net loss	—	—	—	(53,630)	—	—	(53,630)

Balances, November 30, 2003	1,666,031	$16,660	$5,026,446	($1,162,889)	35,000	($38,644)	$3,841,573

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended November 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($53,630)	$12,961
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,015	82,833
Deferred income taxes	(1,000)	2,000
Changes in operating assets and liabilities:
Accounts receivable	25,465	(228,042)
Inventories	(144,022)	22,338
Other current assets	16,334	19,893
Accounts payable and accrued expenses	39,916	118,207

Net cash provided by (used in) operating activities	(46,922)	30,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(142,319)	(39,504)

Net cash used in investing activities	(142,319)	(39,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	9,783	—
Additions to debt obligations	122,468	70,414
Payment of debt obligations	(81,063)	(86,638)

Net cash provided by (used in) financing activities	51,188	(16,224)

CASH AND CASH EQUIVALENTS:
Net decrease during period	(138,053)	(25,538)
Balances, beginning of period	2,266,078	2,916,461

Balances, end of period	$2,128,025	$2,890,923

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,073	$8,255

Income taxes paid	$1,225	$39,225

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc. (IEI), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2003 and the results of operations for the three months ended November 30, 2003 and 2002.

Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although IEI believes the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in IEI’s Annual Report on Form 10-KSB for the year ended August 31, 2003.

(b)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 provides that companies may account for stock-based compensation either under the fair value-based method of accounting under SFAS No. 123 or use the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” IEI uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148, requires companies using the intrinsic value method under APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% in fiscal 2004 and 120% for fiscal 2003 and an expected life of 5 years, with the assumption that no dividends will be paid. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three months ended November 30, 2003 and 2002. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three months ended November 30,
	2003	2002
Net income (loss):
As reported	($53,630)	$12,961
Less employee stock-based compensation under fair value method	(12,985)	(11,584)

Pro forma	($66,615)	$1,377

Net income (loss) per share:
Basic as reported	($0.03)	$0.01
Basic pro forma	(0.04)	0.00
Diluted as reported	(0.03)	0.01
Diluted pro forma	(0.04)	0.00

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

(c)	Recent Accounting Pronouncement

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

The following table sets forth the computation of the shares used in calculating basic and diluted net income (loss) per share:

	Three months ended November 30,
	2003	2002
Shares used in computation:
Weighted-average shares outstanding for basic net income (loss) per share	1,625,095	1,608,731
Effect of dilutive option and warrant shares	—	100,208

Total shares for diluted net income (loss) per share	1,625,095	1,708,939

The calculations for diluted net income (loss) per share do not include aggregate stock options and warrants of 376,040 as of November 30, 2003 and 1,000 as of November 30, 2002, as their effects would have been anti-dilutive.

6.	Inventories

Inventories consist of the following:

	Nov. 30, 2003	Aug. 31, 2003
Raw materials	$478,283	$478,241
Work in progress	226,570	107,903
Finished goods	203,843	178,530

	$908,696	$764,674

7.	Accrued Warranty Expenses

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the three months ended November 30, 2003:

Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
$385,833	$54,479	($54,479)	$385,833

8.	Commitments

Leases – IEI leases an administrative and production facility under an operating lease expiring in April 2006 at an annual rate of $145,000 through April 2004 and $160,000 thereafter. IEI is also responsible for certain real estate taxes, utilities and

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred.

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $175,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $441,000 in salaries as of November 30, 2003) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

9.	Long-term Obligations

Long-term obligations are summarized as follows:

	Nov. 30, 2003	Aug. 31, 2003
Equipment line of credit, 4.0%-5.0% (Note 10)	$533,658	$492,253
Less current portion	(310,583)	(291,167)

	$223,075	$201,086

The aggregate principal payments on long-term obligations as of November 30, 2003, are: $310,583 (2004), $155,191 (2005) and $67,884 (2006).

10.	Bank Arrangements

As of November 30, 2003, IEI has available through February 28, 2004 an equipment line of credit that provides for remaining borrowings of up to $277,000 and a demand bank line of credit that provides for borrowings of up to $1,000,000. Both lines of credit are at the bank’s prime rate of interest (5.0% at November 30, 2003), and all of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio, minimum current ratio, bi-annual net income and minimum annual net income of $10,000. As of November 30, 2003, no borrowings have been made under the demand line of credit and IEI has an aggregate of $533,658 outstanding as equipment debt which is payable in monthly installments through November 2006.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2003 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

Three months ended November 30, 2003 and 2002

Net Sales. Net sales in the first quarter of fiscal 2004 ending November 30, 2003 decreased 2% compared to the first quarter of fiscal 2003. The decrease in net sales is primarily the result of a reduction in demand for our digital keypad products.

Cost of Sales/Gross Profit. Our cost of sales consists primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 44% for the three months ended November 30, 2003, compared to 45% for the three months ended November 30, 2002. The decrease in the gross profit ratio is primarily due to changes in product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses were $256,362 and $285,683 for the three months ended November 30, 2003 and 2002, respectively. The decrease in costs is primarily due to a reduction in consulting expenses. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 36% and 34% for the three months ended November 30, 2003 and 2002, respectively. The increase in expenses as a percentage of net sales is primarily due to the hiring of additional senior management and additional consulting, trade show and advertising expenses, partially offset by a reduction in bad debt expense. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $6,073 and $8,255 for the three months ended November

30, 2003 and 2002, respectively. The decrease is the result of lower interest rates on equipment borrowings, partially offset by an increase in outstanding debt.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $3,763 and $10,040 for the three months ended November 30, 2003 and 2002, respectively. The decrease is the result of a reduction in interest rates and invested balances.

Income Taxes. For the three months ended November 30, 2003, IEI has recorded a $1,000 deferred tax benefit and no current provision for income taxes due to our net loss. For the three months ended November 30, 2002, our effective income tax rate was 50%. The difference between the effective tax rate and the federal statutory rate for the three months ended November 30, 2002 is primarily the result of non-deductible permanent differences, partially offset by the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

As of November 30, 2003, IEI had $3,215,445 in working capital as compared to $3,313,607 at August 31, 2003. The ratio of current assets to current liabilities as of November 30, 2003 was 2.7, as compared to 2.8 at August 31, 2003. The debt to equity ratio was 0.5 at both November 30, 2003 and August 31, 2003. The decrease in working capital and current ratio is primarily due to an increase in current liabilities and our net loss for the three months ended November 30, 2003.

Net cash flows used in operating activities was $46,922 for the three months ended November 30, 2003, as compared with net cash flows provided by operating activities of $30,190 for the comparable period of the prior year. The decrease is primarily the result of the net loss and increase in inventory balances.

Net capital expenditures were $142,319 and $39,504 for the three months ended November 30, 2003 and 2002, respectively. The increase in expenditures is primarily due to additional purchases of manufacturing equipment. IEI anticipates having up to $325,000 in total capital expenditures in fiscal 2004 primarily for the purchase of facility improvements and production and engineering equipment. We expect that a portion of our fiscal 2004 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

As of November 30, 2003, IEI has available through February 28, 2004 a $277,000 equipment line of credit and a bank demand line of credit of up to $1,000,000. See Notes 9 and 10 to the Unaudited Condensed Consolidated Financial Statements. As of November 30, 2003, IEI had no outstanding borrowings under the demand line of credit and had approximately $534,000 in borrowings outstanding under equipment lines of credit. The current bank lines of credit expire on February 29, 2004 and there is no assurance that these agreements will be extended.

Net cash flows provided by financing activities was $51,188 for the three months ended November 30, 2003, as compared to with net cash flows used in financing activities of $16,224 for the comparable period of the prior year. The increase is the result of additional long-term borrowings for equipment financing and proceeds from the exercise of stock options and warrants.

The following table summarizes our future contractual cash obligations as of November 30, 2003:

	2004	2005	2006	Total
Long-term obligations	$310,583	$155,191	$67,884	$533,658
Employment agreement	174,908	174,908	174,908	524,724
Operating lease obligations	154,254	160,735	107,157	422,146

	$639,745	$490,834	$349,949	$1,480,528

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

Recent Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on IEI’s financial position or results of operations.

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. For both the three months ended November 30, 2003 and fiscal year ended August 31, 2003, net sales to our largest customer accounted for approximately 38% of our total net sales, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the three months ended November 30, 2003, IEI had a net loss of approximately $(54,000), and for the years ended August 31, 2003 and 2002 had net income of approximately $23,000 and $701,000, respectively. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. The current bank lines of credit expire on February 29, 2004 and there is no assurance that these agreements will be extended. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Competition. Other companies in the industry offer products in competition with those of IEI. Many of the companies with which IEI competes are substantially larger, have greater resources and market a larger line of products. IEI expects competition to increase significantly in the future from existing competitors and new companies that may enter IEI’s existing or future markets. IEI competes with a number of large multinational companies including: Assa Abloy, Bosch, General Electric, Honeywell International, Ingersoll Rand, Kaba, Nortek and Tyco, some of whom have recently expanded their position in the marketplace by acquiring companies that design competing products. We also compete against a number of smaller companies. Some of our competitors sell significant amounts of other products to our current and prospective customers.

Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors’ products or harm our ability to attract new customers. Increased competition could adversely affect IEI’s sales and operating results. There can be no assurance that IEI will be able to continue to compete successfully with its existing competitors or with new competitors.

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

Foreign Sales. For the three months ended November 30, 2003 and the year ended August 31, 2003, IEI’s foreign sales represented approximately 11% and 10% of net sales, respectively. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Item 3:	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive and chief financial officer has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6:	Exhibits and Reports on Form 8-K

(a)	There were no reports on Form 8-K filed for the three months ended November 30, 2003.

(b)	Exhibits

10(a)	November 26, 2003 Amendment to Demand Loan and Security Agreement Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant.

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 01/12/04	/S/ JOHN WALDSTEIN
John Waldstein, President and Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended November 30, 2003

10(a)	November 26, 2003 Amendment to Demand Loan and Security Agreement Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant.

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.