Form 10QSB
period 2004-02-29
INTERNATIONAL ELECTRONICS INC
filed 2004-04-13
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2004, there were 1,636,031 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended February 29, 2004

Part I.	Financial Information
Item 1:	Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	Feb. 29, 2004	August 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,207,205	$2,266,078
Accounts receivable, net	1,407,691	1,452,143
Inventories	881,012	764,674
Deferred income taxes	379,000	379,000
Other current assets	275,063	259,521

Total current assets	5,149,971	5,121,416

Property and equipment, net	822,492	698,837

Other assets:
Deferred income taxes	94,000	66,000
Other	8,062	8,062

Total other assets	102,062	74,062

	$6,074,525	$5,894,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$497,437	$381,248
Accrued expenses	1,262,102	1,135,394
Current portion of long-term obligations	321,499	291,167

Total current liabilities	2,081,038	1,807,809

Long-term obligations, less current portion	227,877	201,086

Commitments

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares
Issued 1,671,031 and 1,653,731 shares	16,710	16,537
Capital in excess of par value	5,037,794	5,016,786
Accumulated deficit	(1,250,250)	(1,109,259)
Less treasury stock, at cost:
35,000 common shares	(38,644)	(38,644)

Total shareholders’ equity	3,765,610	3,885,420

	$6,074,525	$5,894,315

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
Net sales	$2,867,583	$2,484,264	$5,567,214	$5,228,782
Cost of sales	1,679,436	1,432,452	3,204,338	2,940,687

Gross profit	1,188,147	1,051,812	2,362,876	2,288,095

Operating expenses:
Research and development	257,429	267,830	513,791	553,513
Selling, general and administrative	1,041,441	861,043	2,012,128	1,787,467

Total operating expenses	1,298,870	1,128,873	2,525,919	2,340,980

Loss from operations	(110,723)	(77,061)	(163,043)	(52,885)
Interest expense	(8,359)	(7,076)	(14,432)	(15,331)
Other income	4,721	6,613	8,484	16,653

Loss before income taxes	(114,361)	(77,524)	(168,991)	(51,563)

Income tax benefit :
Current	—	(11,000)	—	—
Deferred	(27,000)	(8,000)	(28,000)	(6,000)

	(27,000)	(19,000)	(28,000)	(6,000)

Net loss	$(87,361)	$(58,524)	$(140,991)	$(45,563)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.09)	$(0.03)

Shares used in computing net loss per share	1,632,899	1,608,731	1,628,997	1,608,731

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Cost
Balances, September 1, 2003	1,653,731	$16,537	$5,016,786	$(1,109,259)	35,000	$(38,644)	$3,885,420

Stock issued upon exercise of stock options and warrants	17,300	173	21,008	—	—	—	21,181
Net loss	—	—	—	(140,991)	—	—	(140,991)

Balances, February 29, 2004	1,671,031	$16,710	$5,037,794	$(1,250,250)	35,000	$(38,644)	$3,765,610

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	Feb. 29, 2004	Feb. 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,991)	$(45,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,632	168,074
Deferred income taxes	(28,000)	(6,000)
Changes in operating assets and liabilities:
Accounts receivable	44,452	(481,907)
Inventories	(116,338)	(44,612)
Other current assets	(15,542)	(14,217)
Accounts payable and accrued expenses	242,897	127,299

Net cash provided by (used in) operating activities	127,110	(296,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(264,287)	(90,024)

Net cash used in investing activities	(264,287)	(90,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	21,181	—
Additions to debt obligations	229,411	114,405
Payment of debt obligations	(172,288)	(177,189)

Net cash provided by (used in) financing activities	78,304	(62,784)

CASH AND CASH EQUIVALENTS:
Net decrease during period	(58,873)	(449,734)
Balances, beginning of period	2,266,078	2,916,461

Balances, end of period	$2,207,205	$2,466,727

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,432	$15,331

Income taxes paid	$1,225	$39,225

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc. (IEI), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 29, 2004 and February 28, 2003 and the results of operations for the three and six months then ended.

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% in fiscal 2004 and 120% for fiscal 2003 and an expected life of 5 years, with the assumption that no dividends will be paid. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three and six months ended February 29, 2004 and February 28, 2003. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended		Six months ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb 28, 2003
Net loss:

As reported	$(87,361)	$(58,524)	$(140,991)	$(45,563)
Add employee stock-based compensation recorded	—	—	—	—
Less employee stock-based compensation under fair value method	(14,387)	(11,584)	(27,372)	(22,816)

Pro forma	$(101,748)	$(70,108)	$(168,363)	$(68,379)

Net loss per share:
Basic and diluted as reported	$(0.05)	$(0.04)	$(0.09)	$(0.03)
Basic and diluted pro forma	(0.06)	(0.04)	(0.10)	(0.04)

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

5.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the periods. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method). For the three and six months ended February 29, 2004 and February 28, 2003, IEI had no dilutive options or warrants. The calculations for diluted net loss per share do not include aggregate stock options and warrants of 370,229 as of February 29, 2004 and 390,540 as of February 28, 2003, as their effects would have been anti-dilutive.

6.	Inventories

Inventories consist of the following:

	Feb. 29, 2004	Aug. 31, 2003
Raw materials	$518,007	$478,241
Work in progress	197,248	107,903
Finished goods	165,757	178,530

	$881,012	$764,674

7.	Accrued Warranty Expenses

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the six months ended February 29, 2004 and February 28, 2003:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
Feb. 29, 2004	$385,833	$117,908	$(148,896)	$354,845
Feb. 28, 2003	395,833	111,270	(121,270)	385,833

8.	Commitments

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $182,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $388,000 in salaries as of February 29, 2004) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

9.	Long-term Obligations

Long-term obligations are summarized as follows:

	Feb. 29, 2004	Aug. 31, 2003
Equipment line of credit, 4%-5% (Note 10)	$549,376	$492,253
Less current portion	(321,500)	(291,167)

	$227,876	$201,086

The aggregate principal payments on long-term obligations as of February 29, 2004, are: $321,500 (2005), $149,588 (2006) and $78,288 (2007).

10.	Bank Arrangements

IEI currently has available through February 28, 2005 an equipment line of credit, as amended, that provides for borrowings of up to $500,000 and a demand bank line of credit that provides for borrowings of up to $1,000,000. The demand line of credit is at the bank’s prime rate of interest (5% at February 29, 2004), and the equipment line is at 5% or 1/2% less than the prime rate. All of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio, minimum current ratio, bi-annual net income and minimum annual net income of $10,000. As of February 29, 2004, the Company was not in compliance with the bi-annual net income covenant. However, in April 2004, the bank agreement was amended to remove the bi-annual net income covenant effective as of February 26, 2004. As of February 29, 2004, no borrowings have been made under the demand line of credit and IEI has an aggregate of $549,376 outstanding as equipment debt which is payable in monthly installments through January 2007.

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

Results of Operations

Three and six months ended February 29, 2004 and February 28, 2003

Net Sales. Net sales for the second quarter of fiscal 2004 ending February 29, 2004 increased 15% compared to the second quarter of fiscal 2003. Net sales for the first six months of fiscal 2004 increased 6% compared to the first six months of fiscal 2003. These increases in net sales are primarily the result of an increase in demand for our access control product line. For the six months ended February 29, 2004 and February 28, 2003, one customer contributed more than 10% of our net sales, representing 39% and 41%, respectively.

Cost of Sales/Gross Profit. Our cost of sales consists primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 41% for the three months ended February 29, 2004, compared to 42% for the three months ended February 28, 2003. The ratio of gross profit to net sales was 42% for the six months ended February 29, 2004, compared to 44% for the first six months of fiscal 2003. These decreases in the gross profit ratio are primarily due to changes in product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses were $257,429 and $513,791 for the second quarter and six months ended February 29, 2004, respectively, compared to $267,830 and $553,513 for the comparable periods of fiscal 2003. The decrease in costs is primarily due to a reduction in consulting expenses. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 36% for both the second quarter and six months ended February 29, 2004, respectively, compared to 35% and 34% for the comparable periods of fiscal 2003. The increase in expenses as a percentage of net sales is primarily due to the hiring of additional senior management, trade shows, advertising expenses and commission expenses, partially offset by a reduction in bad debt expense. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and continue to expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $8,359 and $14,432 for the three and six months ended February 29, 2004, respectively, compared to $7,076 and $15,331 for the comparable periods of fiscal 2003. The increase for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 is due to an increase in outstanding debt. The decrease for the six months ended February 29, 2004 compared to the six months ended February 28, 2003 relates to a reduction in interest rates.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $4,721 and $8,484 for the three and six months ended February 29, 2004, respectively, compared to $6,613 and $16,653 for the comparable periods of fiscal 2003. The decrease is the result of a reduction in interest rates and invested balances.

Income Taxes. For the six months ended February 29, 2004, IEI has recorded a $28,000 deferred tax benefit and no current provision for income taxes due to our net loss. The deferred tax benefit is primarily the result of IEI’s net operating loss for the first half of fiscal 2004.

Liquidity and Capital Resources

As of February 29, 2004, IEI had $3,068,933 in working capital as compared to $3,313,607 at August 31, 2003. The ratio of current assets to current liabilities as of February 29, 2004 was 2.5, as compared to 2.8 at August 31, 2003. The debt to equity ratio was 0.6 at February 29, 2004 and 0.5 at August 31, 2003. The decrease in working capital and current ratio is primarily due to an increase in current liabilities and our net loss for the six months ended February 29, 2004.

Net cash flows provided by operating activities was $127,110 for the six months ended February 29, 2004, as compared with net cash flows used in operating activities of $296,926 for the comparable period of the prior year. The increase in net cash flows is primarily the result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Net capital expenditures were $264,287 and $90,024 for the six months ended February 29, 2004 and February 29, 2003, respectively. The increase in expenditures is primarily due to additional purchases of manufacturing equipment. IEI anticipates having up to $325,000 in total capital expenditures in fiscal 2004 primarily for the purchase of facility improvements and production and engineering equipment. We expect that a portion of our fiscal 2004 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

IEI currently has available through February 28, 2005 a $500,000 equipment line of credit, as amended, and a bank demand line of credit of up to $1,000,000. The credit agreements contain certain restrictive covenants. As of February 29, 2004, the Company was not in compliance with the bi-annual net income covenant. However, in April 2004, the bank agreement was amended to remove this covenant effective as of February 26, 2004. See Notes 9 and 10 to the Condensed Consolidated Financial Statements. As of February 29, 2004, IEI had no outstanding borrowings under the demand line of credit and had approximately $549,000 in borrowings outstanding under equipment lines of credit.

Net cash flows provided by financing activities was $78,304 for the six months ended February 29, 2004, as compared with net cash flows used in financing activities of $62,784 for the six months ended February 28, 2003. The increase is primarily the result of an increase in new equipment borrowings.

The following table summarizes our future contractual cash obligations as of February 29, 2004:

	2005	2006	2007	Total
Long-term obligations	$321,500	$149,588	$78,288	$549,376
Employment agreement	181,555	181,555	181,555	544,665
Purchase commitments	1,253,792	—	—	1,253,792
Operating lease obligations	158,142	160,735	66,973	385,850

	$1,914,989	$491,878	$326,816	$2,733,683

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. For the six months ended February 29, 2004 and fiscal year ended August 31, 2003, net sales to our largest customer accounted for approximately 39% and 38% of our total net sales, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 29, 2004, IEI had a net loss of approximately $(141,000), and for the years ended August 31, 2003 and 2002 had net income of approximately $23,000 and $701,000, respectively. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. The current bank equipment line of credit expires on February 28, 2005 and there is no assurance that this agreement will be extended. IEI also has a demand line of credit for up to $1,000,000. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. For both the six months ended February 29, 2004 and the year ended August 31, 2003, IEI’s foreign sales represented approximately 11% of net sales. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Part II. Other Information

Item 4:      Submission of Matters to a Vote of Security Holders

On March 25, 2004, International Electronics held its Special Meeting in Lieu of the Annual Meeting of Shareholders. Of the 1,636,031 shares outstanding as of February 6, 2004, the record date, 1,186,722 shares (73%) were present or represented by proxy at the meeting.

The table below presents the results of the election to International Electronics’ board of directors:

	Votes for	Against
Heath Paley	1,175,848	10,874

Item 6:      Exhibits and Reports on Form 8-K

(a)	There were no reports on Form 8-K filed for the three months ended February 29, 2004.

(b)	Exhibits

10(a)	February 24, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant.

10(b)	February 26, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant.

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 04/13/04	/s/ John Waldstein
John Waldstein, President and Chief Executive
Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended February 29, 2004

10(a)	February 24, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant.

10(b)	February 26, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant.

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.