Form 10QSB
period 2004-05-31
INTERNATIONAL ELECTRONICS INC
filed 2004-07-14
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of June 15, 2004, there were 1,698,031 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended May 31, 2004

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 31, 2004	August 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,158,115	$2,266,078
Accounts receivable, net	1,266,968	1,452,143
Inventories	806,880	764,674
Deferred income taxes	350,000	379,000
Other current assets	296,784	259,521

Total current assets	4,878,747	5,121,416

Property and equipment, net	855,769	698,837

Other assets:
Deferred income taxes	95,000	66,000
Other	6,156	8,062

Total other assets	101,156	74,062

	$5,835,672	$5,894,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400,963	$381,248
Accrued expenses	1,330,867	1,135,394
Current portion of long-term obligations	306,852	291,167

Total current liabilities	2,038,682	1,807,809

Long-term obligations, less current portion	240,599	201,086

Commitments

Shareholders’ equity:
Common stock, $0.01 par value: Authorized 5,984,375 shares; Issued 1,733,031 and 1,653,731 shares	17,330	16,537
Capital in excess of par value	5,125,286	5,016,786
Accumulated deficit	(1,547,581)	(1,109,259)
Less treasury stock, at cost: 35,000 common shares	(38,644)	(38,644)

Total shareholders’ equity	3,556,391	3,885,420

	$5,835,672	$5,894,315

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Net sales	$2,926,570	$2,422,936	$8,493,784	$7,651,718
Cost of sales	1,656,770	1,334,861	4,861,108	4,275,548

Gross profit	1,269,800	1,088,075	3,632,676	3,376,170

Operating expenses:
Research and development	329,083	264,280	842,874	817,793
Selling, general and administrative	1,209,142	853,717	3,221,270	2,641,184

Total operating expenses	1,538,225	1,117,997	4,064,144	3,458,977

Loss from operations	(268,425)	(29,922)	(431,468)	(82,807)
Interest expense	(5,648)	(6,270)	(20,080)	(21,601)
Other income	4,742	5,134	13,226	21,787

Loss before income taxes	(269,331)	(31,058)	(438,322)	(82,621)
Deferred income tax expense (benefit)	28,000	—	—	(6,000)

Net loss	$(297,331)	$(31,058)	$(438,322)	$(76,621)

Basic and diluted net loss per share	$(0.18)	$(0.02)	$(0.27)	$(0.05)

Shares used in computing net loss per share	1,651,346	1,608,731	1,636,559	1,608,731

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Cost	Total
Balances, September 1, 2003	1,653,731	$16,537	$5,016,786	$(1,109,259)	35,000	$(38,644)	$3,885,420

Stock issued upon exercise of stock options and warrants	79,300	793	108,500	—	—	—	109,293

Net loss	—	—	—	(438,322)	—	—	(438,322)

Balances, May 31, 2004	1,733,031	$17,330	$5,125,286	$(1,547,581)	35,000	$(38,644)	$3,556,391

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended May 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438,322)	$(76,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	217,119	265,432
Deferred income taxes	—	(6,000)
Changes in operating assets and liabilities:
Accounts receivable	185,175	(590,722)
Inventories	(42,206)	(16,788)
Other current assets	(37,263)	23,078
Accounts payable and accrued expenses	215,188	(128,225)

Net cash provided by (used in) operating activities	99,691	(529,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(374,051)	(155,901)
Other assets	1,906	(101)

Net cash used in investing activities	(372,145)	(156,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	109,293	—
Additions to debt obligations	317,879	114,405
Payment of debt obligations	(262,681)	(257,283)

Net cash provided by (used in) financing activities	164,491	(142,878)

CASH AND CASH EQUIVALENTS:
Net decrease during period	(107,963)	(828,726)
Balances, beginning of period	2,266,078	2,916,461

Balances, end of period	$2,158,115	$2,087,735

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,080	$21,601

Income taxes paid	$1,225	$39,225

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc. (IEI), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2004 and the results of operations for the three and nine months ended May 31, 2004 and 2003.

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% in fiscal 2004 and 120% for fiscal 2003 and an expected life of 5 years, with the assumption that no dividends will be paid. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three and nine months ended May 31, 2004 and 2003. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Net loss:
As reported	$(297,331)	$(31,058)	$(438,322)	$(76,621)
Add employee stock-based compensation recorded	—	—	—	—
Less employee stock-based compensation under fair value method	(13,134)	(11,082)	(40,506)	(33,898)

Pro forma	$(310,465)	$(42,140)	$(478,828)	$(110,519)

Net loss per share:
Basic and diluted as reported	$(0.18)	$(0.02)	$(0.27)	$(0.05)
Basic and diluted pro forma	(0.19)	(0.03)	(0.29)	(0.07)

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

IEI provides for income taxes at the end of each interim period based on the estimated effective tax rate/benefit for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

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

Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the periods. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method). For the three and nine months ended May 31, 2004 and 2003, IEI had no dilutive options or warrants. The calculations for diluted net loss per share do not include aggregate stock options and warrants of 309,040 as of May 31, 2004 and 366,340 as of May 31, 2003, as their effects would have been anti-dilutive.

6.	Inventories

Inventories consist of the following:

	May 31, 2004	Aug. 31, 2003
Raw materials	$513,118	$478,241
Work in progress	177,097	107,903
Finished goods	116,665	178,530

	$806,880	$764,674

7.	Accrued Warranty Expenses

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the nine months ended May 31, 2004 and 2003:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
May 31, 2004	$385,833	$173,106	$(204,094)	$354,845
May 31, 2003	395,833	161,548	(171,548)	385,833

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

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $182,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $392,000 in salaries as of May 31, 2004) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

9.	Long-term Obligations

Long-term obligations are summarized as follows:

	May 31, 2004	Aug. 31, 2003
Equipment line of credit, 4%-5% (Note 10)	$547,451	$492,253
Less current portion	(306,852)	(291,167)

	$240,599	$201,086

The aggregate principal payments on long-term obligations as of May 31, 2004, are: $306,852 (2005), $160,339 (2006) and $80,260 (2007).

10.	Bank Arrangements

IEI currently has available through February 28, 2005 an equipment line of credit, as amended, that provides for borrowings of up to $412,000 and a demand bank line of credit that provides for borrowings of up to $1,000,000. The demand line of credit is at the bank’s base rate of interest (5% at May 31, 2004), and the equipment line is at 5%, or ½% less than the bank’s base rate at our option. All of IEI’s assets are collateralized under these arrangements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

10.	Bank Arrangements (continued)

The credit agreements contain certain restrictive covenants including covenants limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio, minimum current ratio, and minimum annual net income of $10,000. As of July 13, 2004, we expect that we will not be in compliance with the minimum annual net income covenant for the year ending August 31, 2004. However, we do anticipate obtaining a waiver from the bank. As of May 31, 2004, no borrowings have been made under the demand line of credit and IEI has an aggregate of $547,451 outstanding as equipment debt which is payable in monthly installments through May 2007.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2003 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Our effective income tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

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

Results of Operations

Three and nine months ended May 31, 2004 and 2003

Net Sales. Net sales for the third quarter of fiscal 2004 ending May 31, 2004 increased 21% compared to the third quarter of fiscal 2003. Net sales for the first nine months of fiscal 2004 increased 11% compared to the first nine months of fiscal 2003. These increases in net sales are primarily the result of an increase in demand for our access control product line. For the nine months ended May 31, 2004 and 2003, one customer contributed more than 10% of our net sales, representing 37% and 40%, respectively.

Cost of Sales/Gross Profit. Our cost of sales consists primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 43% for the three months ended May 31, 2004, compared to 45% for the three months ended May 31, 2003. The ratio of gross profit to net sales was 43% for the nine months ended May 31, 2004, compared to 44% for the first nine months of fiscal 2003. These decreases in the gross profit ratio are primarily due to changes in product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses were $329,083 and $842,874 for the third quarter and nine months ended May 31, 2004, respectively, compared to $264,280 and $817,793 for the comparable periods of fiscal 2003. The increase in costs is primarily due to an increase in consulting expenses. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to increase in absolute dollars from its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 41% for the third quarter and 38% for the nine months ended May 31, 2004, respectively, compared to 35% for both of the comparable periods of fiscal 2003. The increase in expenses as a percentage of net sales is primarily due to the hiring of additional management personnel, trade shows, advertising expenses, commission expenses, and professional fees, partially offset by a reduction in bad debt expense. During the nine months ended May 31, 2004, IEI hired additional senior management including a Chief Operating Officer and a Director of Industrial Products, and two new mid-level managers. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market, continue to expand our sales organization and comply with additional regulatory requirements.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $5,648 and $20,080 for the three and nine months ended May 31, 2004, respectively, compared to $6,270 and $21,601 for the comparable periods of fiscal 2003. The decreases primarily relate to a reduction in interest rates.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $4,742 and $13,226 for the three and nine months ended May 31, 2004, respectively, compared to $5,134 and $21,787 for the comparable periods of fiscal 2003. The decrease is the result of a reduction in interest rates and invested balances.

Income Taxes. For the nine months ended May 31, 2004, IEI has not recorded any net current or deferred provision for income taxes due to our net loss and related valuation allowance.

Liquidity and Capital Resources

As of May 31, 2004, IEI had $2,840,065 in working capital as compared to $3,313,607 at August 31, 2003. The ratio of current assets to current liabilities as of May 31, 2004 was 2.4, as compared to 2.8 at August 31, 2003. The debt to equity ratio was 0.6 at May 31, 2004 and 0.5 at August 31, 2003. The decrease in working capital and current ratio is primarily due to an increase in current liabilities and our net loss for the nine months ended May 31, 2004.

Net cash flows provided by operating activities was $99,691 for the nine months ended May 31, 2004, as compared with net cash flows used in operating activities of $529,846 for the comparable period of the prior year. The increase in net cash flows is primarily the result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Net capital expenditures were $374,051 and $155,901 for the nine months ended May 31, 2004 and 2003, respectively. The increase in expenditures is primarily due to additional purchases of manufacturing equipment. IEI anticipates having up to $300,000 in additional capital expenditures for the next 12 months primarily for the purchase of facility improvements and production and engineering equipment. We expect that a portion of these capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

IEI currently has available through February 28, 2005 a $412,000 equipment line of credit, as amended, and a bank demand line of credit of up to $1,000,000. The credit agreements contain certain restrictive covenants. See Notes 9 and 10 to the Condensed Consolidated Financial Statements. As of July 13, 2004, we expect that we will not be in compliance with the minimum annual net income covenant for the year ending August 31, 2004. However, we do anticipate obtaining a waiver from the bank. As of May 31, 2004, IEI had no outstanding borrowings under the demand line of credit and had approximately $547,000 in borrowings outstanding under equipment lines of credit.

Net cash flows provided by financing activities were $164,491 for the nine months ended May 31, 2004, as compared with net cash flows used in financing activities of $142,878 for the nine months ended May 31, 2003. The increase is the result of additional equipment borrowings and proceeds from the exercise of stock options and warrants.

The following table summarizes our future contractual cash obligations as of May 31, 2004:

	2005	2006	2007	Total
Long-term obligations	$306,852	$160,339	$80,260	$547,451
Employment agreement	181,555	181,555	181,555	544,665
Purchase commitments	1,480,858	82,299	27,000	1,590,157
Operating lease obligations	160,735	147,340	—	308,075

	$2,130,000	$571,533	$288,815	$2,990,348

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

For the nine months ended May 31, 2004 and fiscal year ended August 31, 2003, net sales to our largest customer accounted for approximately 37% and 38% of our total net sales, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 2004, IEI had a net loss of approximately $(438,000), and for the years ended August 31, 2003 and 2002 had net income of approximately $23,000 and $701,000, respectively. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. The current bank equipment line of credit expires on February 28, 2005 and IEI expects that it will not be in compliance with the minimum annual net income covenant for fiscal 2004. However, we do anticipate obtaining a waiver from the bank. There is no assurance that this agreement will be extended or a waiver will be obtained from the bank. IEI also has a demand line of credit for up to $1,000,000. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Lack of Patent Protection. Although IEI has obtained some patent, trademark, trade secret and copyright protection for some of its products and software, management believes that competitors may be able to market many products similar to those sold by IEI.

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

Foreign Sales. For both the nine months ended May 31, 2004 and the year ended August 31, 2003, IEI’s foreign sales represented approximately 11% of net sales. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Insiders have Substantial Control. Our executive officers, directors and entities affiliated with them beneficially own, in the aggregate, a significant portion of our outstanding common stock. Although there are no current agreements among the parties, these shareholders, if acting together, may be able to influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 3: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive and chief financial officer has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6: Exhibits and Reports on Form 8-K

(a)	There were no reports on Form 8-K filed for the three months ended May 31, 2004.

(b)	Exhibits

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 07/14/04	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended May 31, 2004

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.