Form 10KSB
period 2004-08-31
INTERNATIONAL ELECTRONICS INC
filed 2004-11-22
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For fiscal year ended August 31, 2004

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

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $11,393,708

As of October 21, 2004, 1,506,158 shares of the Registrant’s voting stock was held by non-affiliates of the Registrant. As of that date, the aggregate market value of the non-affiliate shares so held was approximately $4,650,000. As of October 31, 2004, 1,729,531 shares of the Registrant’s common stock were outstanding.

Documents incorporated by reference: None

INTERNATIONAL ELECTRONICS, INC.

ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1. Business

International Electronics, Inc. (“IEI”) was formed in 1977 as a Massachusetts corporation. IEI designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

IEI manufactures and markets a line of access control and digital keypad products sold under the trade names Door-Gard™ and Secured Series™. IEI also manufactures and markets a line of industrial access control products sold under the trade name of PowerKey™ used to control access to industrial machinery and vehicles. IEI also manufactures and markets electronic glassbreak detectors sold under the trade name Tri-Gard™.

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

The access control version of the Door-Gard™ software includes features that apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring. IEI also sells a version of its Door-Gard™ under the trade name prox.pad™. The prox.pad™ incorporates the use of both keypad and proximity technology. The prox.pad™ has been jointly developed by IEI and HID Corporation, a subsidiary of Assa Abloy of Sweden. The approximate list prices for the Door-Gard™ products range from $150 to $500, other than the LS lockset products.

In 2002, IEI introduced the Door-Gard™ LS lockset. The LS combines IEI keypad and/or HID proximity technology with a UL listed grade 1 lockset to enable a battery operated stand-alone system. The approximate list prices for the LS products range from $550 to $1,000.

IEI also markets and sells its Secured Series™ access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Systems features in the Secured Series™ product line include: 2,000 users, transaction buffer for event recording, hard copy printing of events, holiday schedules and time zone limitations (which allow users access depending upon time of day or day of week) as well as the ability to tie up to 32 doors together. The approximate list prices for the Secured Series™ products range from $500 to $1,200.

In 2003, IEI announced its LAN/WAN connectivity gateway, which is available on IEI’s Secured Series™ access control systems and prox.pad™ plus products. In August 2004, IEI entered into an agreement with S2 Security Corporation to resell a private label version of the S2 NetBox Product. In September 2004, IEI introduced its new product, the eMerge™ 5000 Security Platform, at the American Society for Industrial Security (ASIS) 50th Annual Seminar and Exhibits. The eMerge 5000 Security Platform is a browser based integrated physical security management system that delivers access control, alarm, video and temperature monitoring and intercom capability all in one box.

IEI also markets a line of industrial access control and asset management systems sold under the trade name PowerKey™. These products control access to mobile assets such as forklifts and greatly reduce operating costs, improve operator safety and maximize vehicle performance. Under the AC version of the product, only access to industrial machinery is controlled.

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

Glassbreak Detector Products

A detector is the component in an alarm system that is activated by an intrusion or entry into protected premises. When activated, it sends a signal to a central control panel, the portion of the system that triggers the alarm. IEI’s glassbreak products serve only the detection function, but are compatible with systems made and sold by most major manufacturers of central control panels, and can be incorporated into both hard wired and certain wireless systems. These products are used in a system in conjunction with other forms of detectors such as those that detect the opening of a door or window. IEI markets an audio glassbreak detector under the trade name Tri-Gard™. The approximate list prices for the glassbreak products range from $55 to $100.

Sales and Marketing

The principal market for IEI is the United States, where it sells its products through a network of security equipment distributors and installation companies. IEI also sells and markets its products in North and South America, Europe, Asia, the Middle East and Australia.

IEI presently employs sixteen people in sales and marketing. The outside sales personnel contact dealers and distributors to provide ongoing sales and technical support for IEI’s products. The inside sales personnel are responsible for incoming sales calls and telemarketing. IEI also utilizes manufacturer’s representatives for certain territories.

IEI sells its products primarily to installers and distributors of alarm security equipment. IEI’s customers include: ADI (a subsidiary of Honeywell International, Inc.), Clark Security Products and Security Lock. Sales to IEI’s largest customer, ADI, accounted for approximately 35% of IEI’s total net sales for the fiscal year ended August 31, 2004.

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

Overseas Components and Production

IEI estimates that approximately 13% of its finished goods are manufactured in Asia. IEI sources a significant amount of components and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environments will remain sufficiently stable to allow reliable and consistent delivery of product.

Product Sources of Revenue

IEI’s various products have provided revenues during the last three fiscal years as follows:

	Access Control and Digital Keypad	Glassbreak Detector	Total
2004	$10,943,275	$450,433	$11,393,708
2003	9,889,444	401,926	10,291,370
2002	11,218,877	576,378	11,795,255

Domestic and Foreign Sales

The percentages of domestic and foreign sales for IEI’s products for the last three fiscal years are as follows:

	Domestic	Foreign
2004	89%	11%
2003	90	10
2002	92	8

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

Competitors for our access control and digital keypad products include a number of large multinational companies including: Assa Abloy, Bosch, General Electric, Honeywell International, Ingersoll Rand, Kaba and Tyco, some of whom have recently expanded their position in the marketplace by acquiring companies that design, sell and/or manufacture competing products. In addition, there are a number of smaller companies that we compete against including: Corby, Crow Electronics, I.D. Systems, IronRhino, Keri Systems, Keytroller, Napco, Shockwatch, Visonic and United Security Products.

IEI has a well recognized brand in the United States security marketplace having marketed, serviced and sold its products in the industry for more than 25 years. Our products are designed to be cost effective, easy to install with high reliability. Our Door-Gard™ keypad product line, due to its wide array of product offerings, is considered one of the industry leaders. Our customer support services are an important element of our solution to our customers. Over the past several years there has been significant consolidation within the security industry that has brought several large multinational companies into the industry and with whom we now compete. These companies have all the principal advantages that large companies have over smaller companies including: lower manufacturing costs, worldwide distribution channels, significant research and development efforts and broad customer support capabilities.

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

Working Capital

During fiscal 2004, IEI depended on its existing cash balances to provide for its working capital needs. As of August 31, 2004, IEI had a demand bank line of credit available for borrowings of up to $1,000,000 which could be used for working capital purposes and an additional line of credit available for $410,000 for equipment purchases. IEI expects its working capital requirements for fiscal 2005 to be provided from its existing cash reserves, its available line of credit and anticipated cash flow generated from operations. As of August 31, 2004, there were no borrowings outstanding under the demand line of credit and approximately $458,000 in borrowings outstanding as equipment debt. See “Item 6-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Research and Development

IEI presently employs eight people in research and development. IEI also utilizes certain consultants and subcontractors on an as-needed basis with IEI’s employees supervising such work. Research and development expenditures were approximately $1,177,000, $1,091,000 and $1,060,000 for fiscal 2004, 2003 and 2002, respectively. IEI’s net sales include research and development revenues from customers of approximately $123,000, $114,000 and $167,000 during fiscal 2004, 2003 and 2002, respectively.

Employees

As of November 1, 2004, IEI had 64 employees, of which 63 were full-time employees. Of these 64 employees, 16 were in sales and marketing, 8 in research and development, 27 in manufacturing and purchasing, 6 in customer service and 7 in general and administration.

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

Item 2. Properties

IEI’s administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and consist of approximately 20,740 square feet of space. IEI occupies this facility under a lease expiring April 30, 2006, at an annual rent of $160,000 plus utilities, maintenance and certain real estate taxes. The property used by IEI is in good condition.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

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

The NASDAQ standards for a company’s stock to maintain its SmallCap listing include maintaining a minimum bid price of $1.00 per share and stockholders’ equity of $2,500,000 or alternatively net income of $500,000 for the last fiscal year or in two of the three most recently completed fiscal years. In fiscal 2004, IEI met the minimum bid price criteria and $2,500,000 of stockholders’ equity.

In August 2004, one of IEI’s independent directors resigned from its Board of Directors. Therefore, IEI is currently not in compliance with NASDAQ rule 4350(m) requiring three independent audit committee members. NASDAQ has provided to IEI a cure period with respect to this non-compliance until the earlier of our next annual shareholders meeting or August 11, 2005.

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

	Sales Prices
	High	Low
Fiscal Year 2004:
First Quarter	$4.10	$2.57
Second Quarter	4.10	3.10
Third Quarter	15.40	2.75
Fourth Quarter	4.93	2.16

Fiscal Year 2003:
First Quarter	4.24	2.40
Second Quarter	4.18	2.76
Third Quarter	3.45	2.15
Fourth Quarter	3.15	2.25

As of October 21, 2004, there were approximately 400 shareholders of record of IEI’s common stock. IEI believes that a substantial number of shares of IEI’s common stock are held by nominees and estimates that there are approximately 1,100 beneficial owners of IEI’s shares. IEI has never paid dividends to its shareholders. IEI’s credit agreements contain certain restrictive covenants including restricting the payment of certain dividends.

Equity Compensation Plan Information

The following table sets forth a description of our equity compensation plans as of August 31, 2004:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
	(A)	(B)	(Excludes A)
Stock option plan approved by shareholders	158,300	$2.18	7,700

Stock option plans not approved by shareholders (1)	97,073	1.81	29,408

Warrants not approved by shareholders (2)	21,168	1.87	—

	276,541	$2.03	37,108

(1)	The August 1988, January and September 1989, June and August 1990, July 1992, October 1993, May 1994, and September 1995 nonqualified stock option plans (the “Stock Plans”) were approved by our Board of Directors but not our shareholders. The Stock Plans provide for the grant of options to purchase shares of our common stock for employees (including officers and employee directors), non-employee directors, consultants and key personnel. See Note 9 to our Consolidated Financial Statements for additional information. The term of the Stock Plans is 10 years and the plans are administered by a committee of the Board of Directors. To date, all options under the Stock Plans have been granted at the fair market value of our common stock on the date of grant.

(2)	All of the warrants were approved by our Board of Directors but were not approved by our shareholders. The current outstanding warrants to purchase shares of our common stock have been granted to an executive officer and an advisor to IEI and each had an original term of 10 years. All the outstanding warrants have been granted at the fair market value of our common stock on the date of grant.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in this Annual Report on Form 10-KSB for the year ended August 31, 2004 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, income taxes and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Our effective income tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

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

Results of Operations

Fiscal years ended August 31, 2004, 2003 and 2002

Net Sales. Net sales in 2004 increased 11% from 2003, while 2003 net sales decreased 13% from 2002. The increase in net sales for 2004 compared to the prior year is primarily due to increases in demand for our access control product line. The decrease in net sales for 2003 compared to the prior year is primarily the result of a reduction in demand for our access control and digital keypad and OEM products. In 2004, 2003 and 2002, one customer contributed more than 10% of our net sales, representing 35%, 38% and 37%, respectively.

Cost of Sales/Gross Profit. Our cost of sales consists primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 42% in 2004, 44% in 2003, and 47% in 2002. The decrease in the gross profit ratio for 2004 from the prior year is primarily due to product mix and an increase in manufacturing overhead costs. The decrease in the gross profit ratio for 2003 from the prior year is primarily due to a higher proportion of fixed costs resulting from the decline in net sales, changes in product mix and an increase in occupancy costs. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses were $1,177,463 in 2004, $1,090,604 in 2003 and $1,059,598 in 2002. The increase in costs in 2004 from the prior year is primarily due to additional salaries and related expenses, and consulting fees due to the increased development efforts for the industrial access control product line. The increase in costs in 2003 from the prior year is primarily due to additional prototype costs and consulting expenses. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. We expect future research and development expenses to decrease slightly in absolute dollars from its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 37% in 2004, 33% in 2003 and 31% in 2002. The increase in expenses as a percentage of net sales in 2004 from the prior year is primarily due to an increase in the hiring of additional management personnel, increases in advertising, trade shows and consulting fees and a reduction in bad debt expense. The increase in expenses as a percentage of net sales in 2003 from the prior year is primarily due to a decrease in sales volume and additional consulting expenses. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $18,228 in 2004, $23,578 in 2003 and $36,053 in 2002. These decreases are the result of a reduction in interest rates and invested balances.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $24,929 in 2004, $27,462 in 2003 and $28,558 for 2002. The decrease in 2004 from the prior year is the result of a reduction in outstanding debt.

Income Taxes. IEI’s effective income tax rate was a negative 67% in 2004, 28% for 2003 and 10% for 2002. In the fourth quarter of 2004, upon completion of IEI’s 2005 operating plan and 2004 financial results, we reduced our previously recorded net deferred tax assets by $445,000 due to the increased uncertainty of realizing the benefit of these assets. See Note 8 to the Consolidated Financial Statements. The difference between the effective tax rate and the federal statutory rate is primarily the valuation allowance in 2004 and is the utilization of net operating loss carryforwards in 2003 and 2002.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of August 31, 2004, IEI had $2,312,446 in working capital as compared to $3,313,607 at August 31, 2003. The ratio of current assets to current liabilities as of August 31, 2004 was 2.1 as compared to 2.8 for both 2003 and 2002. The debt to equity ratio was 0.8 at August 31, 2004 as compared to 0.5 at August 31, 2003 and 0.6 at August 31, 2002. The decrease in working capital and current ratio in 2004 from 2003 is primarily due to a reduction in accounts receivable and deferred income taxes, and an increase in accounts payable and accrued expenses. The increase in the debt to equity ratio in 2004 from 2003 is primarily due to an increase in accounts payable and accrued expenses and IEI’s net loss.

Net cash flows provided by operating activities was $179,420 in 2004, compared with net cash flows used in operating activities of $323,409 in 2003, and cash flows provided by operating activities of $1,768,903 in 2002. The increase in 2004 from the prior year is primarily the result of an increase in accounts payable and accrued expenses, the valuation allowance for deferred tax assets and a reduction in accounts receivable, partially offset by the 2004 net loss. The decrease in 2003 from the prior year is primarily the result of a decrease in IEI’s net income and increase in accounts receivable.

Net capital expenditures were $404,621, $229,311 and $677,496 for 2004, 2003 and 2002, respectively. The increase in expenditures in 2004 from the prior year is primarily due to the purchase of additional manufacturing equipment. The decrease in expenditures in 2003 from the prior year is primarily due to a reduction in manufacturing equipment purchases. IEI anticipates having up to $400,000 in total capital expenditures in fiscal 2005 primarily for the purchase of license fees and production and engineering equipment. We expect that a portion of our fiscal 2005 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

As of August 31, 2004, IEI has available through February 28, 2005 a $410,000 equipment line of credit and a bank demand line of credit of up to $1,000,000. See Notes 5 and 6 to the Consolidated Financial Statements. The credit agreements contain certain restrictive covenants including: limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio and minimum annual net income of $10,000. IEI has obtained a waiver from the bank for the annual net income covenant for the year ended August 31, 2004. As of August 31, 2004, IEI had no outstanding borrowings under the demand line of credit and had approximately $458,000 in borrowings outstanding under equipment lines of credit.

Net cash flows provided by financing activities was $99,642 in 2004, while net cash flows used in financing activities was $97,562 in 2003, and net cash flows provided by financing activities were $275,100 in 2002. The increase in net cash flows provided by financing activities in 2004 compared to the prior year is primarily the result of additional long-term debt obligations for equipment financing and proceeds from the exercise of stock options and warrants. The increase in net cash used in financing activities in 2003 compared to the prior year is primarily due to a reduction in long-term obligations.

The following table summarizes our future contractual cash obligations as of August 31, 2004:

	2005	2006	2007	Total
Long-term obligations	$262,177	$150,807	$45,368	$458,352
Employment agreement	181,555	181,555	181,555	544,665
Purchase commitments	1,265,910	237,553	27,000	1,530,463
Operating lease obligations	160,735	107,157	—	267,892

	$1,870,377	$677,072	$253,923	$2,801,372

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

Recent Accounting Pronouncement

In December 2003, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”. SAB No. 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangement that was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Additionally, SAB No. 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101 that had been codified in SEC Topic 13, “Revenue Recognition”. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. IEI’s adoption of SAB No. 104 did not have a material effect on its financial position or results of operations.

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

IEI has identified certain risks and uncertainties as factors, that may impact on its operating results that are detailed below. All of these factors are difficult for IEI to forecast, and these or other factors can materially adversely affect IEI’s business and operating results for one quarter or a series of quarters.

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 35% of IEI’s total net sales for the fiscal year ended August 31, 2004. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the year ended August 31, 2004, IEI had a net loss of approximately ($1,125,000) and for the years ended August 31, 2003 and 2002 IEI had net income of approximately $23,000 and $701,000, respectively. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. During the year ended August 31, 2004, IEI’s foreign sales represented approximately 11% of net sales. There may be a reduction in IEI’s foreign sales from the 2004 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock. There is a limited market for IEI’s common stock and there can be no assurance that even this limited market will be sustained. Holders of IEI’s common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Maintain SmallCap Listing on NASDAQ. There can be no assurance that IEI will continue to meet the SmallCap standards to maintain its listing on NASDAQ. In August 2004, one of IEI’s independent directors resigned from its Board of Directors. Therefore, IEI is currently not in compliance with NASDAQ rule 4350(m) requiring three independent audit committee members. NASDAQ has provided to IEI a cure period with respect to this non-compliance until the earlier of our next annual shareholders meeting or August 11, 2005. IEI intends to cure this non-compliance within the time period specified. The NASDAQ standards for a company’s stock to maintain its SmallCap listing also include maintaining a minimum stockholders’ equity of $2,500,000. As of August 31, 2004, IEI had stockholders’ equity of approximately $2,894,000. If IEI is unable to maintain its SmallCap listing on NASDAQ, holders of IEI’s common stock may have difficulty selling their shares at a favorable price, or at all, and it may be more difficult for IEI to obtain additional financing. See Part II, Item 5- “Market for Registrant’s Common Stock and Related Stockholder Matters”.

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

(c)	Limitations on Effectiveness of Controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our chief executive and chief financial officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected.

Item 8B. Other Information

Not Applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth our executive officers and directors, their respective ages and positions as of October 31, 2004:

Name	Age	First Elected Director	Year current term will expire	Position
John Waldstein	51	1982	2006	President, Chief Executive Officer,
				Treasurer, Chief Financial Officer,
				Chairman of the Board and a Director
Diane Balcom	62	1989	2005	Director
Heath Paley	56	1990	2004	Director
Peter Demakis	59	—	—	Chief Operating Officer
Christopher Hentschel	60	—	—	Vice President of Engineering
Robert Stewart	61	—	—	Vice President of Manufacturing

IEI anticipates that the next annual meeting of shareholders will be held in March 2005. Directors serve staggered three-year terms and hold office until their successors are chosen and qualified.

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

Diane Balcom became a member of the Board of Directors in 1989. Since December 2003, Ms. Balcom has served as Regional Director of the Greater Pennsylvania Chapter of the Alzheimer’s Association. From June 2002 to November 2003, Ms. Balcom served as Director of Development of Achieva, a non-profit agency providing services for people with disabilities and their family members. From February 2001 to June 2002, Ms. Balcom served as an independent consultant to a variety of non-profit organizations in southwestern Pennsylvania. From October 1998 to February 2001, Ms. Balcom served as the Executive Director of the Pittsburgh Mercy Foundation. Previously, she held the position of Director of Development for Children’s Hospital of Pittsburgh and Chapter Director of the Juvenile Diabetes Foundation of Western Pennsylvania. From January 1989 to August 1994, Ms. Balcom operated a consulting practice, which provided services related to private and public financing for small and medium-sized companies. From March 1987 to January 1989, she served as Vice President and Chief Financial Officer for Environmental Diagnostics, Inc., a publicly held company. Prior to that, Ms. Balcom held various senior management positions in Corporate Finance and Research for 13 years with brokerage firms on the West Coast.

Heath Paley became a member of the Board of Directors in 1990. Since March 1997, Mr. Paley has served as President of Cormorant, Inc., a manufacturer and retailer of glass wind chimes marketed under the name Goose Rock Designs. From May 1996 to December 2002, Mr.

Paley also served as a self-employed computer consultant. He had been IEI’s Director of Management Information Systems from September 1994 until May 1996 and was IEI’s Chief Operating Officer and Executive Vice President from June 1990 to August 1994. Previously, Mr. Paley was President and a founder of Ecco Industries, Inc. and President of the Maine Woods Shoe Division of Bennett Industries.

Peter Demakis has been IEI’s Chief Operating Officer since September 2003. From March 2002 to August 2003, Mr. Demakis was the Chief Financial Officer for Midland Farms Stores, Inc., a limited assortment supply grocery retailer. From March 1999 to November 2001, he was the Executive Vice President and General Manager for the Vantage Group, a direct marketing services organization. From November 1995 to December 1998, Mr. Demakis was the Vice President of Central Services for the Retail Division of Reebok International. Prior to these positions, Mr. Demakis held senior level positions in operations and finance. Mr. Demakis is a graduate of Stonehill College. See “Item 10–Executive Compensation”.

Christopher Hentschel has been IEI’s Vice President of Engineering since March 1995 and had previously been Chief Engineer since 1989. Before joining IEI, Mr. Hentschel was a founder and Vice President of Engineering of Guard Aware, Inc. Mr. Hentschel is a graduate of Wentworth Institute. See “Item 10-Executive Compensation”.

Robert Stewart has been IEI’s Vice President of Manufacturing since October 2003, and had previously been Director of Manufacturing from May 2003 to October 2003 and Manufacturing Engineering Manager from November 2000 to May 2003. Before joining IEI, from December 1997 to May 2000, Mr. Stewart was Group Plant Manager for AMP/Tyco Electronics, an electronics manufacturer. Prior to 1997, Mr. Stewart held several positions in the manufacturing field. Mr. Stewart is a graduate of Fairleigh Dickinson University. See “Item 10–Executive Compensation”.

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

IEI believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2004. However, IEI believes a 10% stockholder, Warren Paley, failed to file a Form 4 in connection with a purchase of 10,000 shares of IEI common stock in a prior year, but corrected that failure during fiscal 2004.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, IEI has adopted a code of ethics that applies to its principal executive officer and chief financial and accounting officers. A copy of the code of ethics can be obtained without charge by written request to Investor Relations, International Electronics, Inc., 427 Turnpike Street, Canton, MA 02021 and is also available on IEI’s website at http://www.ieib.com.

Item 10. Executive Compensation

The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 2004, of IEI’s President and Chief Executive Officer, and the other executive officers of IEI who received at least $100,000 of compensation during any of these years (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation(2)
Name	Year	Salary	Commission/ Bonus(3)	All Other Compensation	Options (Shares)
John Waldstein (1)	2004	$179,087	$12,500	$21,247	—
President and	2003	172,190	—	25,524	—
Chief Executive Officer	2002	164,592	50,000	16,632	—

Peter Demakis (5)	2004	118,750	12,500	—	30,000
Chief Operating	2003	—	—	—	—
Officer	2002	—	—	—	—

Christopher Hentschel	2004	127,923	3,750	—	—
Vice President of	2003	126,000	—	—	—
Engineering	2002	124,384	12,600	—	—

Robert Stewart	2004	115,000	3,750	—	—
Vice President of	2003	104,769	—	—	5,000
Manufacturing	2002	97,153	—	—	3,000

James Brierley, Jr. (4)	2004	—	—	—	—
Vice President of	2003	19,231	—	1,189	—
Sales and Marketing	2002	125,000	6,500	—	—

(1)	All other compensation represents the cost of a split dollar whole life insurance policy with a face value of $1,005,000, a term insurance policy with a face value of $1,000,000, and a long-term disability policy. IEI is a beneficiary of the whole life insurance policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase the life insurance policies upon termination of his employment for the cash surrender value as of August 31, 2001.

(2)	Does not include perquisites, which do not exceed 10% of annual salary.

(3)	Amount represents commissions and/or bonus earned during the applicable year.

(4)	Mr. Brierley resigned his position in October 2002.

(5)	Mr. Demakis commenced his employment in September 2003.

Compensation on Involuntary Termination

John Waldstein has an employment contract with IEI which provides for certain compensation to be paid to him if he is discharged by IEI without cause, as defined before the end of the term of his contract. Mr. Waldstein has a continuous three-year employment contract with a current minimum annual salary of approximately $182,000, subject to adjustment for inflation, plus an annual minimum bonus of $50,000 payable upon the achievement of specified goals and objectives. The salary and bonus of Mr. Waldstein is subject to performance reviews and annual adjustment as determined by IEI’s Compensation Committee.

If the employment of Mr. Waldstein is terminated by IEI without cause, including the election of a slate of board of director members not approved by Mr. Waldstein or a change in status as a result of an acquisition, merger or sale of assets (an “Acquisition”), IEI is obligated to pay at such termination an amount equal to his total salary and benefits to the conclusion of the contract period. In the event of an Acquisition of IEI, Mr. Waldstein’s base salary shall increase based on future adjustments for inflation. As of August 31, 2004, John Waldstein’s base salary to the conclusion of his contract period is approximately $545,000, plus future cost of living adjustments.

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

In addition to the foregoing, IEI also has employment letters with certain key management (including Messrs. Demakis, Hentschel and Stewart) that require salary and benefits continuation in the event of a termination of such employment as a result of an Acquisition. As of August 31, 2004, the salaries of such management personnel represent an aggregate of approximately $392,000.

Stock Option Grants

The option grant table below sets forth information about option grants to the Named Executive Officers during the year ended August 31, 2004, including hypothetical gains or “option spreads” for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the SEC. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of the grant of 5% and 10% from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises are dependent on the future performance of our common stock, overall market conditions and continued employment.

Option Grants in Last Fiscal Year

Name	No. of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price Per Share (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5%	10%
John Waldstein	0	—%	$—	—	$—	$—
Peter Demakis	30,000	75	2.75	9/12/10	33,586	78,269
Christopher Hentschel	0	—	—	—	—	—
Robert Stewart	0	—	—	—	—	—

(1)	Options vest 25% one year from the date of grant and thereafter an additional 2.0833% for each month of employment.

(2)	Based on options to purchase an aggregate of 40,000 shares of common stock granted by us to employees, including those granted to the Named Executive Officers, during the fiscal year ended August 31, 2004.

(3)	Options were granted with an exercise price equal to the fair market value of our common stock on the date of grant.

(4)	The potential realizable value is calculated based on (a) the seven-year term of the option at its time of grant; (b) the assumption that the closing price for the common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; and (c) the assumption that the option is exercised and sold on the last day of its term for the appreciated stock price.

Year End Option Table

The following table sets forth information concerning the exercise of stock options and warrants by each of the Named Executive Officers and the number and value of unexercised options and warrants held by them as of August 31, 2004:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise		Value Realized (3)	Number of Unexercised Options at End of Fiscal 2004			Value of Unexercised in-the- Money Options at End of Fiscal 2004 (1)
				Exercisable		Unexercisable	Exercisable	Unexercisable
John Waldstein	67,000	(4)	$150,140	72,250	(2)	1,750	$112,738	$2,433
Peter Demakis	—		—	—		30,000	—	10,200
Christopher Hentschel	2,000		4,740	17,333		—	23,223	—
Robert Stewart	—		—	10,250		7,750	6,948	4,073

(1)	Difference between the fair market value of the underlying common stock on October 21, 2004 and the exercise price.

(2)	Includes warrants to purchase 10,000 shares of common stock. See Note 9 to the Consolidated Financial Statements.

(3)	The value realized represents the difference between the aggregate closing price of the shares on the date of exercise less the aggregate exercise price paid.

(4)	Includes the exercise of warrants to purchase 25,000 shares of common stock.

Compensation of Directors

Directors who are not executive officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 2004, directors’ fees were paid in the amounts of $8,500 each to Ms. Balcom, Mr. Paley and Mr. Tannenbaum. Mr. Steven Tannenbaum resigned from the Board of Directors in August 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning ownership of IEI’s common stock as of October 31, 2004, (i) by all persons known by IEI to own beneficially 5% or more of the outstanding common stock, (ii) each current director and Named Executive Officer of IEI and (iii) all directors and executive officers as a group.

Name	Number of Shares(1)		Percent of Common Stock Owned
Executive Officers and Directors:

John Waldstein	275,655	(2)	15.3%
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Christopher Hentschel	30,301	(3)	1.7
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Robert Stewart	12,750	(4)	0.7
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Heath Paley	12,500	(5)	0.7
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Diane Balcom	11,500	(6)	0.7
1403 Sharps Hill Road
Pittsburgh, Pennsylvania

Peter Demakis	9,375	(7)	0.5
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

All directors and executive officers as a group (6 persons)	352,081	(8)	18.9

(Footnotes continued on following page)

(1)	Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to IEI, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after October 31, 2004.

(2)	Includes vested options and warrants to purchase an aggregate 72,250 shares of IEI’s common stock granted at prices ranging from $1.17-$2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein’s wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3)	Includes vested options to purchase an aggregate 17,333 shares of IEI’s common stock at prices ranging from $1.36-$2.54 per share. Includes 12,968 shares of common stock held jointly by Mr. Hentschel and his wife.

(4)	Includes vested options to purchase an aggregate 12,750 shares of IEI’s common stock granted at prices ranging from $2.30-$2.80 per share.

(5)	Includes vested options to purchase an aggregate 8,500 shares of IEI’s common stock granted at prices ranging from $1.36-$2.81 per share.

(6)	Includes vested options to purchase an aggregate 8,500 shares of IEI’s common stock granted at prices ranging from $1.36-$2.81 per share.

(7)	Includes vested options to purchase 9,375 shares of IEI’s common stock granted at a price of $2.75 per share.

(8)	Includes vested options and warrants to purchase an aggregate 128,708 shares of IEI’s common stock granted at prices ranging from $1.17-$2.81 per share.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	The following Consolidated Financial Statements are included in Item 7:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended August 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended August 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended August 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

None. All schedules are omitted because they are inapplicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

(a)3.	Exhibits:

3	Restated Articles of Organization and By-Laws are incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form S-18 (2-91218-B), filed on May 18, 1984 (hereinafter referred to as Registrant’s S-18).

3(a)	Amendment to Articles of Organization are incorporated by reference to Exhibit 3.1(a) of Registrant’s Registration Statement on Form S-1 (Registration No. 33-16333 which became effective on October 8, 1987 hereinafter referred to as Registrant’s S-1).

4	Instruments defining the rights of securities holders include the Restated Articles of Organization, By-Laws, Stock Certificate and Stock Purchase Warrant which are incorporated by reference to Exhibits 3, 4b and 4c to Registrant’s S-18.

10(a)	Nonqualified Stock Option Plan is incorporated by reference to Exhibit 10.1(ll) of Post-Effective Amendment No. 2 of Registrant’s S-1.

10(b)	1999 Stock Option Plan is incorporated by reference to the definitive proxy material for the 1999 special meeting in lieu of the annual meeting of shareholders.

10(c)	Stock Purchase Agreement dated as of June 19, 1990 by and among Registrant and Ecco Industries, Inc. is incorporated by reference to Exhibit (2.1) on Form 8-K dated July 2, 1990.

10(d)	Lease for Canton, Massachusetts facility between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

10(e)	Demand Loan and Security Agreement Accounts Receivable and Inventory dated as of February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(a) on Form 10-QSB for the period ended February 28, 2002.

10(f)	Demand Loan and Security Letter Agreement dated as of December 27, 2000 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(b) on Form 10-QSB for the period ended February 28, 2002.

10(g)	First amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated April 1, 1998 is incorporated by reference to Exhibit 10(k) on Form 10-KSB for the year ended August 31, 1998.

10(h)	Demand Loan and Security Letter Agreement dated May 20, 1999 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(c) on Form 10-QSB for the period ended February 28, 2002.

10(i)	Second amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated January 28, 1999 is incorporated by reference to 10(m) on Form 10-KSB for the year ended August 31, 1999.

10(j)	Third amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated September 27, 1999 is incorporated by reference to 10(n) on Form 10-KSB for the year ended August 31, 1999.

10(k)	Fourth amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated October 31, 2001 is incorporated by reference to 10(h) on Form 10-KSB for the year ended August 31, 2001.

10(l)	2001 restatement of the Employment, Non-Disclosure, and Non-Compete Agreement for John Waldstein dated September 13, 2001 is incorporated by reference to 10(i) on Form 10-KSB for the year ended August 31, 2001.

10(m)	Line of Credit Agreement for the Acquisition of Equipment dated as of December 11, 2001 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(d) on Form 10-QSB for the period ended February 28, 2002.

10(n)	Line of Credit Agreement for the Acquisition of Equipment dated January 14, 2003 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended February 28, 2003.

10(o)	Amendment to February 28, 1997 Demand Loan and Security Agreement, Accounts Receivable and Inventory dated April 11, 2003 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended May 31, 2003.

10(p)	November 26, 2003 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended November 30, 2003.

10(q)	February 24, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended February 29, 2004.

10(r)	February 26, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(b) on Form 10-QSB for the three months ended February 29, 2004.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 13, 2004, we furnished a Current Report on Form 8-K to the SEC under Item 5 reporting that a director, Steven Tannenbaum, had resigned from the Board of Directors effective August 11, 2004.

Item 14. Principle Accountant Fees and Services

The following is a summary of the fees incurred by IEI from Deloitte & Touche LLP for professional services rendered for the fiscal years ending August 31, 2004 and 2003:

Fee Category	Fiscal 2004 Fees (1)	Fiscal 2003 Fees
Audit fees	$101,000	$93,000
Audit-related fees	—	—
Tax fees	19,000	19,237
All other fees	—	—

Total fees	$120,000	$112,237

(1)	Includes fees billed and estimated to be billed by Deloitte & Touche LLP in 2004 for the 2004 audit and tax return.

Audit Fees. Consists of fees incurred for professional services rendered for the audit of IEI’s consolidated financial statements and for reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-QSB and consents for filings with the SEC.

Audit-related Fees. Consists of fees billed for professional services that are reasonably related to the performance of the audit or review of IEI’s consolidated financial statements, but are not reported under “Audit Fees.” No such fees were incurred during the past two years.

Tax Fees. Consists of fees billed for professional services relating to tax compliance, tax reporting, tax advice and tax planning.

All Other Fees. Consists of fees billed for all other services.

Audit Committee Pre-Approval

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by case basis. During fiscal 2004, no services were provided to IEI from Deloitte & Touche LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ELECTRONICS, INC.

Date: November 22, 2004	By:	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Waldstein John Waldstein	President, Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer, Chairman of the Board and a Director	November 22, 2004

/s/ Diane Balcom Diane Balcom	Director	November 22, 2004

/s/ Heath Paley Heath Paley	Director	November 22, 2004

International Electronics, Inc.

Exhibits to 10-KSB

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of International Electronics, Inc.

Canton, Massachusetts

We have audited the accompanying consolidated balance sheets of International Electronics, Inc. and subsidiaries (the “Company”) as of August 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of International Electronics, Inc. and subsidiaries as of August 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 12, 2004

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,142,526	$2,266,078
Accounts receivable, net of allowances for doubtful accounts and returns of $238,000 and $253,000 in 2004 and 2003, respectively	1,262,327	1,452,143
Inventories	762,365	764,674
Deferred income taxes	—	379,000
Other current assets	276,260	259,521

Total current assets	4,443,478	5,121,416

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization	771,155	698,837

OTHER ASSETS:
Deferred income taxes	—	66,000
Other	6,055	8,062

Total other assets	6,055	74,062

TOTAL	$5,220,688	$5,894,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$501,267	$381,248
Accrued expenses	1,367,588	1,135,394
Current portion of long-term obligations	262,177	291,167

Total current liabilities	2,131,032	1,807,809

LONG-TERM OBLIGATIONS—Less current portion	196,175	201,086

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—authorized, 5,984,375 shares; issued, 1,764,531 and 1,653,731 shares in 2004 and 2003, respectively	17,645	16,537
Capital in excess of par value	5,149,221	5,016,786
Accumulated deficit	(2,234,741)	(1,109,259)
Treasury stock—at cost, 35,000 shares	(38,644)	(38,644)

Total shareholders’ equity	2,893,481	3,885,420

TOTAL	$5,220,688	$5,894,315

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

	2004	2003	2002
NET SALES	$11,393,708	$10,291,370	$11,795,255

COST OF SALES	6,626,589	5,729,331	6,293,738

GROSS PROFIT	4,767,119	4,562,039	5,501,517

OPERATING EXPENSES:
Research and development costs	1,177,463	1,090,604	1,059,598
Selling, general and administrative expenses	4,257,437	3,435,620	3,674,413

Total operating expenses	5,434,900	4,526,224	4,734,011

(LOSS) INCOME FROM OPERATIONS	(667,781)	35,815	767,506

INTEREST EXPENSE	(24,929)	(27,462)	(28,558)

OTHER INCOME	18,228	23,578	36,053

(LOSS) INCOME BEFORE INCOME TAXES	(674,482)	31,931	775,001

PROVISION FOR INCOME TAXES	451,000	8,800	74,000

NET (LOSS) INCOME	$(1,125,482)	$23,131	$701,001

NET (LOSS) INCOME PER SHARE:
Basic	$(0.68)	$0.01	$0.45

Diluted	$(0.68)	$0.01	$0.40

SHARES USED IN COMPUTING NET (LOSS) INCOME PER SHARE:
Basic	1,654,326	1,610,046	1,575,262

Diluted	1,654,326	1,717,147	1,742,728

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

			Capital in Excess of Par Value
	Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Cost	Total
BALANCE—August 31, 2001	1,589,313	$15,893	$4,868,791	$(1,833,391)	35,000	$(38,644)	$3,012,649
Stock issued upon exercise of stock options and warrants	54,418	544	88,995	—	—	—	89,539
Tax benefits for stock options and warrants	—	—	40,000	—	—	—	40,000
Net income	—	—	—	701,001	—	—	701,001

BALANCE—August 31, 2002	1,643,731	16,437	4,997,786	(1,132,390)	35,000	(38,644)	3,843,189
Stock issued upon exercise of stock options and warrants	10,000	100	15,200	—	—	—	15,300
Tax benefits for stock options and warrants	—	—	3,800	—	—	—	3,800
Net income	—	—	—	23,131	—	—	23,131

BALANCE—August 31, 2003	1,653,731	16,537	5,016,786	(1,109,259)	35,000	(38,644)	3,885,420
Stock issued upon exercise of stock options and warrants	110,800	1,108	132,435	—	—	—	133,543
Net loss	—	—	—	(1,125,482)	—	—	(1,125,482)

BALANCE—August 31, 2004	1,764,531	$17,645	$5,149,221	$(2,234,741)	35,000	$(38,644)	$2,893,481

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,125,482)	$23,131	$701,001
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	332,303	354,638	358,441
Deferred income taxes	445,000	2,000	(29,000)
Changes in operating assets and liabilities:
Accounts receivable	189,816	(735,939)	495,680
Inventories	2,309	13,724	70,344
Other current assets	(16,739)	10,391	(30,426)
Accounts payable and accrued expenses	352,213	4,846	193,863
Income taxes payable	—	3,800	9,000

Net cash provided by (used in) operating activities	179,420	(323,409)	1,768,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(404,621)	(229,311)	(677,496)
Other assets	2,007	(101)	—

Net cash used in investing activities	(402,614)	(229,412)	(677,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt obligations	317,879	215,243	478,728
Payments of debt obligations	(351,780)	(328,105)	(293,167)
Proceeds from exercise of stock options and warrants	133,543	15,300	89,539

Net cash provided by (used in) financing activities	99,642	(97,562)	275,100

CASH AND CASH EQUIVALENTS—(Decrease) increase during the year	(123,552)	(650,383)	1,366,507
CASH AND CASH EQUIVALENTS—Beginning of year	2,266,078	2,916,461	1,549,954

CASH AND CASH EQUIVALENTS—End of year	$2,142,526	$2,266,078	$2,916,461

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$24,929	$27,462	$28,558

Income taxes paid	$1,225	$44,634	$72,100

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

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

Cash Equivalents—IEI considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments—The fair value of IEI’s assets and liabilities which constitute financial instruments approximates their recorded value.

Concentration of Credit Risk—Financial instruments that potentially subject IEI to concentrations of credit risk are cash, cash equivalents and accounts receivable. IEI has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other hedging arrangements. The majority of IEI’s cash is maintained with a commercial bank, and cash equivalents are U.S. government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom IEI makes substantial sales (Note 11). IEI generally does not obtain collateral in support of its trade accounts receivable.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Reserves are recorded for slow-moving, obsolete, nonsellable or unusable items based upon a product-level review.

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

Impairment of Long-Lived Assets—IEI periodically reviews the carrying value of its long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such assets are less than its carrying value. An impairment loss is calculated to be the difference between the carrying amount and fair value. No such losses have been recognized.

Significant Estimates and Judgments—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include allowances for doubtful accounts and returns, warranty accrual, any contingent liabilities, recoverability of IEI’s net deferred tax assets and related valuation allowance. Changes in estimates are recorded in the period in which they become known. IEI bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from IEI’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Net (Loss) Income Per Share—Basic net (loss) income per share is computed by dividing net (loss) income by weighted-average common shares outstanding during the year. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net (loss) income per share:

	2004	2003	2002
Weighted-average shares outstanding for basic net (loss) income per share	1,654,326	1,610,046	1,575,262
Effect of dilutive option and warrant shares	—	107,101	167,466

Total shares for diluted net (loss) income per share	1,654,326	1,717,147	1,742,728

The calculations for diluted net (loss) income per share do not include aggregate anti-dilutive stock options and warrants of 266,812, 37,300 and 1,000 for the years ended August 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation—In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or use the intrinsic value-based method provided by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” IEI uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all nonemployee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148, requires companies using the intrinsic-value method under APB No. 25 to make pro-forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 3.0% in both 2004 and 2003 and 3.5% in 2002; volatility of 100% in 2004 and 120% for both 2003 and 2002; an expected life of five years, and the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the years ended August 31, 2004, 2003 and 2002. Had employee stock-based compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net (loss) income and pro forma net (loss) income per share would have been as follows for the years ended August 31:

	2004	2003	2002
Net (loss) income:
As reported	$(1,125,482)	$23,131	$701,001
Less employee stock-based compensation under fair value method	(52,997)	(44,290)	(50,525)

Pro forma net (loss) income	$(1,178,479)	$(21,159)	$650,476

Net (loss) income per share:
Basic as reported	$(0.68)	$0.01	$0.45
Basic pro forma	(0.71)	(0.01)	0.41
Diluted as reported	(0.68)	0.01	0.40
Diluted pro forma	(0.71)	(0.01)	0.37

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because IEI’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of IEI’s options.

Comprehensive Income (Loss)—Comprehensive income (loss) for each of the three years in the period ended August 31, 2004 does not differ from the reported net income (loss).

Disclosure About Segments of an Enterprise—Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. IEI has determined that it conducts its operations in one operating and reporting segment.

Recent Accounting Pronouncement—In December 2003, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. IEI’s adoption of SAB No. 104 did not have a material effect on its financial position or results of operations.

2.	INVENTORIES

Inventories at August 31 consist of the following:

	2004	2003
Raw materials and subassemblies	$442,638	$478,241
Work in process	159,020	107,903
Finished goods	160,707	178,530

	$762,365	$764,674

3.	PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

	2004	2003
Machinery and equipment	$2,022,494	$1,780,854
Office furniture and equipment	1,255,059	1,162,256
Leasehold improvements	331,105	313,719

	3,608,658	3,256,829
Less accumulated depreciation and amortization	(2,837,503)	(2,557,992)

	$771,155	$698,837

4.	OTHER BALANCE SHEET DATA

Accrued Expenses—Accrued expenses at August 31 consist of the following:

	2004	2003
Payroll and related amounts	$510,110	$337,202
Warranty	354,845	385,833
Professional fees	239,830	213,032
Other	262,803	199,327

	$1,367,588	$1,135,394

Warranty—The following table sets forth the activity in IEI’s warranty accrual, included in accrued expenses:

Year Ended August 31:	Balance at Beginning of Year	Charged to Costs and Expenses	Payments	Balance at End of Year
2004	$385,833	$229,930	$(260,918)	$354,845
2003	395,833	214,148	(224,148)	385,833
2002	347,833	223,563	(175,563)	395,833

Allowance for Doubtful Accounts and Returns—The following table sets forth the activity in IEI’s allowance for doubtful accounts and returns:

Year Ended August 31:	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (A)	Balance at End of Year
2004	$253,000	$—	$(15,000)	$238,000
2003	209,000	51,000	(7,000)	253,000
2002	215,000	3,000	(9,000)	209,000

(A) Net write-offs of bad debts (net of recoveries) and returns.

5.	LONG-TERM OBLIGATIONS

Long-term obligations at August 31 consist of the following:

	2004	2003
Equipment line of credit—interest rates from 4.5% - 5.5% (Note 6)	$458,352	$492,253
Less current portion	(262,177)	(291,167)

	$196,175	$201,086

The future principal payments on long-term obligations as of August 31, 2004 are $262,177 in 2005, $150,807 in 2006 and $45,368 in 2007.

6.	BANK ARRANGEMENTS

As of August 31, 2004, IEI has available through February 28, 2005 an equipment line of credit that provides for remaining borrowings of up to $410,000 and a demand bank line of credit that provides for borrowings of up to $1,000,000. The demand line of credit is at the bank’s base rate of interest (4.5% at August 31, 2004) and the equipment line is at 5%, or ½% less than the bank’s base rate at IEI’s option. All of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive covenants including covenants limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio and minimum annual net income of $10,000. IEI has obtained a waiver from the bank for the annual net income covenant for the year ended August 31, 2004. As of August 31, 2004, no borrowings have been made under the demand line of credit and IEI has an aggregate of $458,352 outstanding as equipment debt which is payable in monthly installments through May 2007 (Note 5).

7.	COMMITMENTS

Leases—IEI leases an administrative and production facility under an operating lease expiring in April 2006 at an annual rate of $160,000. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred. Total rental expense for operating leases for both the years ended August 31, 2004 and 2003 amounted to approximately $252,000 and for the year ended August 31, 2002 was approximately $234,000.

Employment Arrangements—IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $182,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $392,000 in salaries as of August 31, 2004) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI (an “Acquisition”).

Settlement—In June 2002, IEI reached a settlement with a customer whereby IEI received payment of $160,000 in exchange for the cancelation of the customer’s purchase commitment. The settlement is included in net sales for the year ended August 31, 2002 in the accompanying consolidated statements of operations.

8.	INCOME TAXES

The provision for income taxes is composed of the following for the years ended August 31:

	2004	2003	2002
Current:
Federal (net of tax benefits for operating loss carryforwards of $6,000 and $220,000 in 2003 and 2002, respectively, and tax credits of $10,000 in 2002)	$—	$3,800	$3,000
State	6,000	3,000	60,000

Total current provision	6,000	6,800	63,000

Deferred:
Federal	385,000	—	10,000
State	60,000	2,000	1,000

Total deferred provision	445,000	2,000	11,000

Total provision	$451,000	$8,800	$74,000

IEI’s effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

	2004	2003	2002
Statutory federal income tax (benefit) expense	(34.0)%	34.0%	34.0%
State income taxes—net of federal benefit	0.6	5.3	6.2
Other permanent items	(0.8)	17.6	0.6
Recognition of previously reserved tax assets	—	—	(32.2)
Other	(1.8)	(29.3)	0.9
Valuation allowance	102.9	—	—

Effective tax rate	66.9%	27.6%	9.5%

As of August 31, 2004, IEI has remaining tax loss carryforwards of approximately $980,000, expiring in varying amounts through 2024. IEI also has available research and development credit carryforwards of approximately $48,000 expiring through 2024. Net loss and tax credit carryforwards may be limited in the event of certain circumstances, including significant changes in ownership interests.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI increased its valuation allowance by $760,000 in 2004 and reduced the allowance by $270,000 in 2002.

IEI provides for income taxes at the end of each interim period based on the estimated effective annual tax rate/benefit for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. In the fourth quarter of fiscal 2004, upon completion of IEI’s 2005 operating plan and fiscal 2004 financial results, management reduced its previously recorded net deferred tax assets by $445,000 due to the increased uncertainty of realizing the benefit of these assets.

The following is a summary of the significant components of IEI’s deferred tax assets (liabilities) at August 31:

	2004	2003
Deferred tax assets (liabilities):
Net operating loss carryforwards	$390,000	$17,000
Tax credits	48,000	29,000
Accounts receivable reserves	95,000	101,000
Inventories and related reserves	220,000	235,000
Other	76,000	26,000
Depreciation	(69,000)	37,000
Valuation allowance	(760,000)	—

	$—	$445,000

9.	CAPITAL TRANSACTIONS

Stock Options—Since 1988, IEI has approved and reserved shares of common stock for nonqualified and incentive stock option plans for the benefit of certain employees, nonemployee directors and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the “Committee”), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors and key advisors with vesting provisions established by the Committee. All of the options vest 100% and are fully exercisable in the event of an Acquisition of IEI, as defined by the plans. At August 31, 2004, 37,108 options remain available for future grants under the plans.

A summary of activity of the stock option plans is as follows:

	Shares	Exercise Price Per Share
Outstanding—August 31, 2001	401,660	$1.63

Granted (weighted-average fair value of $2.26)	7,500	2.71
Exercised	(49,752)	1.63
Canceled/expired	(9,035)	1.50

Outstanding—August 31, 2002	350,373	1.65

Granted (weighted-average fair value of $2.33)	12,300	2.80
Exercised	(10,000)	1.53
Canceled/expired	(46,500)	1.62

Outstanding—August 31, 2003	306,173	1.71

Granted (weighted-average fair value of $2.23)	40,000	2.96
Exercised	(83,800)	1.35
Canceled/expired	(7,000)	1.00

Outstanding—August 31, 2004	255,373	2.04

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90	1,500	0.15	$0.90	1,500	$0.15
1.17—1.90	135,073	4.26	1.50	129,573	1.49
2.12—3.57	117,800	6.96	2.65	59,200	2.46
5.51	1,000	7.89	5.51	500	5.51

	255,373	5.50	2.04	190,773	1.80

Stock Warrants—IEI has issued stock warrants in connection with certain services. A summary of activity of stock warrants is as follows:

	Consultant	Officer	Total
Outstanding—August 31, 2002 and 2003	13,168	35,000	48,168
Exercised	(2,000)	(25,000)	(27,000)

Outstanding—August 31, 2004 (weighted-average exercise price of $1.87)	11,168	10,000	21,168

Exercisable	11,168	10,000	21,168

Exercise prices	$1.36—$1.69	$2.12	$1.36—$2.12

IEI has granted certain “piggy-back” rights to certain warrant holders with respect to the registration of such shares underlying the warrants with the SEC.

Common Stock Reserved—Common stock reserved for future issuance at August 31, 2004 consists of the following:

Stock warrants	21,168
Stock options	292,481

313,649

10.	BENEFIT PLAN

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

One customer in both 2004 and 2003, and two customers in 2002 each contributed more than 10% of net sales, representing an aggregate of 35% of net sales in 2004, 38% in 2003 and 37% in 2002. The accounts receivable from these customers amounted to approximately $239,000 and $646,000 at August 31, 2004 and 2003, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico, were 11% of net sales in 2004, 10% in 2003 and 8% in 2002.

IEI sales by product category consist of the following for the years ended August 31:

	2004	2003	2002
Access control and keypad	$10,943,275	$9,889,444	$11,218,877
Glassbreak detectors	450,433	401,926	576,378

	$11,393,708	$10,291,370	$11,795,255

12.	OTHER INCOME

Other income consists of the following for the years ended August 31:

	2004	2003	2002
Interest	$16,634	$26,274	$36,053
Other income (expense)	1,594	(2,696)	—

	$18,228	$23,578	$36,053

* * * * * *