Form 10QSB
period 2004-11-30
INTERNATIONAL ELECTRONICS INC
filed 2005-01-13
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of December 31, 2004, there were 1,729,531 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended November 30, 2004

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	Nov. 30, 2004	August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,694,446	$2,142,526
Accounts receivable, net	957,099	1,262,327
Inventories	1,031,291	762,365
Other current assets	258,180	276,260

Total current assets	3,941,016	4,443,478

Property and equipment, net	723,124	771,155

Other assets:
Other	6,055	6,055

Total other assets	6,055	6,055

	$4,670,195	$5,220,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472,291	$501,267
Accrued expenses	1,377,996	1,367,588
Current portion of long-term obligations	220,328	262,177

Total current liabilities	2,070,615	2,131,032

Long-term obligations, less current portion	153,707	196,175

Commitments

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares; Issued and outstanding 1,729,531	17,295	17,295
Capital in excess of par value	5,110,927	5,110,927
Accumulated deficit	(2,682,349)	(2,234,741)

Total shareholders’ equity	2,445,873	2,893,481

	$4,670,195	$5,220,688

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended November 30,
	2004	2003
Net sales	$2,736,053	$2,699,631
Cost of sales	1,582,717	1,524,902

Gross profit	1,153,336	1,174,729

Operating expenses:
Research and development	283,273	256,362
Selling, general and administrative	1,318,576	970,687

Total operating expenses	1,601,849	1,227,049

Loss from operations	(448,513)	(52,320)

Interest expense	(5,378)	(6,073)
Other income	6,283	3,763

Loss before income taxes	(447,608)	(54,630)

Income tax benefit	—	(1,000)

Net loss	$(447,608)	$(53,630)

Basic and diluted net loss per share	$(0.26)	$(0.03)

Shares used in computing net loss per share	1,729,531	1,625,095

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(447,608)	$(53,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,482	70,015
Deferred income taxes	—	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	305,228	25,465
Inventories	(268,926)	(144,022)
Other current assets	18,080	16,334
Accounts payable and accrued expenses	(18,568)	39,916

Net cash used in operating activities	(347,312)	(46,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,451)	(142,319)

Cash used in investing activities	(16,451)	(142,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	9,783
Additions to debt obligations	—	122,468
Payment of debt obligations	(84,317)	(81,063)

Net cash (used in) provided by financing activities	(84,317)	51,188

CASH AND CASH EQUIVALENTS:
Net decrease during period	(448,080)	(138,053)
Balances, beginning of period	2,142,526	2,266,078

Balances, end of period	$1,694,446	$2,128,025

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,378	$6,073

Income taxes paid	$6,225	$1,225

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc. (IEI), the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2004 and the results of operations for the three months ended November 30, 2004 and 2003.

Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although IEI believes the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in IEI’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

(b) Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 provides that companies may account for stock-based compensation either under the fair value-based method of accounting under SFAS No. 123 or use the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” IEI uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148, requires companies using the intrinsic value method under APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123. See Note 1(c).

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in fiscal 2004 to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% and an expected life of 5 years, with the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three months ended November 30, 2004 and 2003. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended November 30,
	2004	2003
Net loss:
As reported	$(447,608)	$(53,630)
Less employee stock-based compensation under fair value method	(11,238)	(12,985)

Pro forma	$(458,846)	$(66,615)

Basic and diluted net loss per share:
As reported	$(0.26)	$(0.03)
Pro forma	(0.27)	(0.04)

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

(c) Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires all entities to recognize compensation expense in its statement of operations in an amount equal to the fair value of share-based payments granted to employees over the applicable vesting period. SFAS No. 123R will be effective for IEI commencing with the quarter ending February 28, 2006. IEI will be required to adopt SFAS 123R utilizing a modified version of prospective application. This method will require IEI to recognize the employee stock-based compensation under the fair value method used to calculate the pro forma net loss in Note 1(b) as an expense in the Consolidated Statement of Operations. Such expense for the three months ended November 30, 2004 would have been $11,238.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

2.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of IEI, its majority-owned subsidiary, Ecco Industries, Inc. and its wholly owned subsidiary, International Electronics Europe Limited. All intercompany transactions, balances and profits have been eliminated.

3.	Income Taxes

IEI provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI recorded a valuation allowance on all of the net deferred tax assets as of November 30, 2004.

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

The calculations for diluted net loss per share do not include aggregate stock options and warrants of 264,069 as of November 30, 2004 and 376,040 as of November 30, 2003, as their effects would have been anti-dilutive.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

6.	Inventories

Inventories consist of the following:

	Nov. 30, 2004	Aug. 31, 2004
Raw materials and subassemblies	$555,608	$442,638
Work in progress	234,359	159,020
Finished goods	241,324	160,707

	$1,031,291	$762,365

7.	Accrued Warranty Expenses

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the three months ended November 30, 2004:

Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
$354,845	$57,432	$(57,432)	$354,845

8.	Commitments

Leases – IEI leases an administrative and production facility under an operating lease expiring in April 2006 at an annual rate of $160,000. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred.

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $182,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $455,000 in salaries as of November 30, 2004) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

9.	Long-term Obligations

Long-term obligations are summarized as follows:

	Nov. 30, 2004	Aug. 31, 2004
Equipment line of credit, 4.0%-6.0% (Note 10)	$374,035	$458,352
Less current portion	(220,328)	(262,177)

	$153,707	$196,175

The aggregate principal payments on long-term obligations as of November 30, 2004, are: $220,328 (2005), $133,022 (2006) and $20,685 (2007).

10.	Bank Arrangements

As of November 30, 2004, IEI has available through February 28, 2005 an equipment line of credit that provides for remaining borrowings of up to $410,000 and a demand bank line of credit that provides for borrowings of up to $1,000,000. The demand line of credit is at the bank’s base rate of interest (5.0% at November 30, 2004), and the equipment line is at 5%, or ½% less than the bank’s base rate at IEI’s option. All of IEI’s assets are collateralized under these arrangements. The credit agreements contain certain restrictive provisions including: covenants limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio and minimum annual net income of $10,000. As of November 30, 2004, no borrowings have been made under the demand line of credit and IEI has an aggregate of $374,035 outstanding as equipment debt which is payable in monthly installments through May 2007 (Note 9).

11.	Reclassification

Effective July 1, 2004, a new corporate statute enacted by the Commonwealth of Massachusetts made the concept of treasury shares obsolete. Under the new statute, shares previously issued by IEI that are subsequently acquired by IEI become authorized but unissued shares. Accordingly, IEI retired 35,000 shares previously shown as treasury shares against common stock issued. The $38,644 cost related to these treasury shares was reclassified against common stock and capital in excess of par value as of August 31, 2004 to conform to the current presentation.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2004 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, income taxes and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

Three months ended November 30, 2004 and 2003

Net Sales. Net sales in the first quarter of fiscal 2005 ending November 30, 2004 increased 1% compared to the first quarter of fiscal 2004. The increase in net sales is primarily the result of an increase in demand for our digital keypad products. For the first quarter of fiscal 2005, one customer contributed more than 10% of our net sales, representing 35%.

Cost of Sales/Gross Profit. Our cost of sales consists primarily of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 42% for the three months ended November 30, 2004, compared to 44% for the three months ended November 30, 2003. The decrease in the gross profit ratio is primarily due to changes in product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses were $283,273 and $256,362 for the three months ended November 30, 2004 and 2003, respectively. The increase in costs is primarily due to additional consulting expenses associated with the industrial access control and asset management systems product line. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. However, we expect future research and development expenses to decrease slightly in absolute dollars from its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 48% and 36% for the three months ended November 30, 2004 and 2003, respectively. The increase in expenses as a percentage of net sales is primarily due to the hiring of additional senior management, and additional consulting, trade show and advertising expenses, partially offset by a reduction in depreciation expense. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $5,378 and $6,073 for the three months ended November 30, 2004 and 2003, respectively. The decrease is the result of a reduction in outstanding debt.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $6,283 and $3,763 for the three months ended November 30, 2004 and 2003, respectively. The increase is the result of higher interest rates, partially offset by a reduction in invested balances.

Income Taxes. For the three months ended November 30, 2004, IEI recorded no current provision for income taxes due to our net loss. As of November 30, 2004, IEI had a full valuation allowance against its net deferred tax assets due to the uncertainty of realizing the benefit of these assets. For the three months ended November 30, 2003, IEI had recorded a $1,000 deferred tax benefit and no current provision for income taxes due to our net loss.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the future contractual cash obligations listed on the next page, that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of November 30, 2004, IEI had $1,870,401 in working capital as compared to $2,312,446 at August 31, 2004. The ratio of current assets to current liabilities as of November 30, 2004 was 1.9, as compared to 2.1 at August 31, 2004. The debt to equity ratio was 0.9 at November 30, 2004 and 0.8 at August 31, 2004. The decrease in working capital and current ratio and increase in debt to equity ratio is primarily due to our net loss for the three months ended November 30, 2004.

Net cash flows used in operating activities was $347,312 for the three months ended November 30, 2004, as compared to $46,922 for the comparable period of the prior year. The increase is primarily the result of the net loss and increase in inventory balances. The increase in inventories is primarily due to new product introductions and the timing of purchases.

Net capital expenditures were $16,451 and $142,319 for the three months ended November 30, 2004 and 2003, respectively. The decrease in expenditures is primarily due to substantially lower purchases of manufacturing equipment in the first quarter of fiscal 2005 compared to the same period of the prior year. IEI anticipates having up to $400,000 in total capital expenditures in the next 12 months primarily for the purchase of license fees and production and engineering equipment. We expect that a portion of our fiscal 2005 capital expenditures will be financed from our available equipment line of credit and the remainder from cash flow from operations.

As of November 30, 2004, IEI has available through February 28, 2005 a $410,000 equipment line of credit and a bank demand line of credit of up to $1,000,000. See Notes 9 and 10 to the Condensed Consolidated Financial Statements. The credit agreements contain certain restrictive provisions including: covenants limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio and minimum annual net income of $10,000. As of November 30, 2004, IEI had no outstanding borrowings under the demand line of credit and had approximately $374,000 in borrowings outstanding under equipment lines of credit.

Net cash flows used in financing activities was $84,317 for the three months ended November 30, 2004, as compared to net cash flows provided by financing activities of $51,188 for the comparable period of the prior year. The increase in net cash flows used is primarily a result of a decrease in new borrowings.

The following table summarizes our future contractual cash obligations as of November 30, 2004:

	2005	2006	2007	Total
Long-term obligations	$220,328	$133,022	$20,685	$374,035
Employment agreement	181,555	181,555	181,555	544,665
Purchase obligations	1,434,319	125,577	8,600	1,568,496
Operating lease obligations	160,735	66,973	—	227,708

	$1,996,937	$507,127	$210,840	$2,714,904

Based on our past performance and current expectations, we believe that our current cash position, together with internally generated funds at present sales levels and our available bank financing, will provide adequate cash reserves to satisfy our cash requirements for the next twelve months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales and marketing, and for other general corporate activities. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, adjustments to our capital expenditures and overall spending and the restructuring of our operations. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. We may seek to sell additional equity or debt securities that could result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires all entities to recognize compensation expense in its statement of operations in an amount equal to the fair value of share-based payments granted to employees over the applicable vesting period. This new statement will be effective for IEI commencing with the February 28, 2006 quarter. IEI will be required to adopt SFAS 123R utilizing a modified version of prospective application. This method will require IEI to recognize the employee stock-based compensation under the fair value method used to calculate the pro forma net loss in Note 1(b) as an expense in the Consolidated Statement of Operations. Such expense for the three months ended November 30, 2004 would have been $11,238. Excluding additional employee share-based payments, the additional expense for the year ending August 31, 2006 will be approximately $32,000.

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

Maintain SmallCap Listing on NASDAQ. The NASDAQ standards for a company’s stock to maintain its SmallCap listing also include maintaining a minimum shareholders’ equity of $2,500,000. As of August 31, 2004 and November 30, 2004, IEI had shareholders’ equity of approximately $2,894,000 and $2,446,000, respectively.

In August 2004, one of IEI’s independent directors resigned from its Board of Directors. Therefore, IEI is currently not in compliance with NASDAQ rule 4350(m) requiring three independent audit committee members. NASDAQ has provided to IEI a cure period with respect to this non-compliance until the earlier of our next annual shareholders meeting or August 11, 2005. IEI intends to cure the non-compliance with rule 4350(m) within the time period specified.

If IEI is unable to maintain its SmallCap listing on NASDAQ, holders of IEI’s common stock may have difficulty selling their shares at a favorable price, or at all, and it may be more difficult for IEI to obtain additional financing.

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 35% of IEI’s total net sales for both the quarter ended November 30, 2004 and the fiscal year ended August 31, 2004. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely effected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

General Economic Conditions. Our business is subject to the effects of general economic conditions in the United States and globally. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economy, we may experience adverse impacts on our business, operating results and financial condition.

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the three months ended November 30, 2004 and year ended August 31, 2004, IEI had net losses of approximately ($448,000) and ($1,125,000), respectively and for the year ended August 31, 2003 had net income of $23,000. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations or use of the bank lines of credit and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. For the three months ended November 30, 2004 and the year ended August 31, 2004, IEI’s foreign sales represented approximately 17% and 11% of net sales, respectively. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock. There is a limited market for IEI’s common stock and there can be no assurance that even this limited market will be sustained. Holders of IEI’s common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Volatility of Stock Price. IEI’s stock price is subject to significant volatility. If revenues or operating results in any quarter fail to meet the investment community’s expectations, announcements of new products by IEI or its competitors and other events or factors could have an immediate impact on IEI’s stock price. The stock price may also be affected by broader market trends unrelated to IEI’s performance.

Item 3: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive and chief financial officer has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Limitations on effectiveness of controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our chief executive and chief financial officer) does not expect that the disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected.

Part II. Other Information

Item 6: Exhibits and Reports on Form 8-K

(a)	There were no reports on Form 8-K filed for the three months ended November 30, 2004.

(b)	Exhibits

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 01/13/05	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended November 30, 2004

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.