Form 10QSB
period 2005-02-28
INTERNATIONAL ELECTRONICS INC
filed 2005-04-14
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2005, there were 1,729,531 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended February 28, 2005

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	Feb. 28, 2005	August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,192,915	$2,142,526
Accounts receivable, net	1,302,875	1,262,327
Inventories	970,106	762,365
Other current assets	278,669	276,260

Total current assets	3,744,565	4,443,478

Property and equipment, net	695,566	771,155

Other assets:
Other	6,055	6,055

Total other assets	6,055	6,055

	$4,446,186	$5,220,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448,209	$501,267
Accrued expenses	1,383,843	1,367,588
Current portion of long-term obligations	344,879	262,177

Total current liabilities	2,176,931	2,131,032

Long-term obligations, less current portion	—	196,175

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares Issued and outstanding 1,729,531	17,295	17,295
Capital in excess of par value	5,110,927	5,110,927
Accumulated deficit	(2,858,967)	(2,234,741)

Total shareholders’ equity	2,269,255	2,893,481

	$4,446,186	$5,220,688

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2005	Feb. 29, 2004
Net sales	$3,041,968	$2,867,583	$5,778,021	$5,567,214
Cost of sales	1,635,881	1,679,436	3,218,598	3,204,338

Gross profit	1,406,087	1,188,147	2,559,423	2,362,876

Operating expenses:
Research and development	282,152	257,429	565,425	513,791
Selling, general and administrative	1,300,994	1,041,441	2,619,570	2,012,128

Total operating expenses	1,583,146	1,298,870	3,184,995	2,525,919

Loss from operations	(177,059)	(110,723)	(625,572)	(163,043)
Interest expense	(5,578)	(8,359)	(10,956)	(14,432)
Other income	6,019	4,721	12,302	8,484

Loss before income taxes	(176,618)	(114,361)	(624,226)	(168,991)

Income tax benefit:
Current	—	—	—	—
Deferred	—	(27,000)	—	(28,000)

	—	(27,000)	—	(28,000)

Net loss	$(176,618)	$(87,361)	$(624,226)	$(140,991)

Net loss per share:
Basic and diluted	$(0.10)	$(0.05)	$(0.36)	$(0.09)

Shares used in computing net loss per share:
Basic and diluted	1,729,531	1,632,899	1,729,531	1,628,997

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	Feb. 28, 2005	Feb. 29, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(624,226)	$(140,991)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	133,199	140,632
Deferred income taxes	—	(28,000)
Changes in operating assets and liabilities:
Accounts receivable	(40,548)	44,452
Inventories	(207,741)	(116,338)
Other current assets	(2,409)	(15,542)
Accounts payable and accrued expenses	(36,803)	242,897

Net cash (used in) provided by operating activities	(778,528)	127,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(57,610)	(264,287)

Net cash used in investing activities	(57,610)	(264,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	21,181
Additions to debt obligations	50,652	229,411
Payment of debt obligations	(164,125)	(172,288)

Net cash (used in) provided by financing activities	(113,473)	78,304

CASH AND CASH EQUIVALENTS:
Net decrease during period	(949,611)	(58,873)
Balances, beginning of period	2,142,526	2,266,078

Balances, end of period	$1,192,915	$2,207,205

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10,956	$14,432

Income taxes paid	$6,225	$1,225

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc’s. (IEI) management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2005 and February 29, 2004 and the results of operations and cash flows for the three and six months then ended.

Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although IEI believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in IEI’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IEI, its inactive majority-owned subsidiaries, Ecco Industries, Inc. and International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

(c) Limited Financial Resources

IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 28, 2005 and year ended August 31, 2004, IEI had net losses of approximately ($624,000) and ($1,125,000), respectively and for the year ended August 31, 2003 had net income of $23,000. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

(d) Significant Accounting Policies

Concentration of Credit Risk – Financial instruments that potentially subject IEI to concentrations of credit risk are cash, cash equivalents and accounts receivable. IEI has no significant off-balance sheet concentrations such as foreign exchange contracts, option contracts or other hedging arrangements. The majority of IEI’s cash is maintained with a commercial bank, and cash equivalents are U.S. government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom IEI makes substantial sales (Note 11). IEI generally does not obtain collateral in support of its trade accounts receivable.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

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

Disclosure About Segments of an Enterprise – Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. IEI has determined that it conducts its operations in one operating and reporting segment.

(e) Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” provides that companies may account for their employee stock-based compensation awards either under the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” IEI uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148, requires companies using the intrinsic value method under APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123. See Note 1(f).

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% and an expected life of 5 years, with the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three and six months ended February 28, 2005 and February 29, 2004. Had compensation expense for IEI’s stock option plans been determined consistent with

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended		Six months ended
	Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2005	Feb. 29, 2004
Net loss:
As reported	$(176,618)	$(87,361)	$(624,226)	$(140,991)
Less employee stock-based compensation under fair value method	(12,305)	(14,387)	(23,549)	(27,372)

Pro forma	$(188,923)	$(101,748)	$(647,775)	$(168,363)

Loss per share:
Basic and diluted as reported	$(0.10)	$(0.05)	$(0.36)	$(0.09)

Basic and diluted pro forma	$(0.11)	$(0.06)	$(0.37)	$(0.10)

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

(f) Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires all entities to recognize compensation expense in its statement of operations in an amount equal to the fair value of share-based payments granted to employees over the applicable vesting period. SFAS No. 123R will be effective for IEI commencing with the quarter ending February 28, 2006. IEI will be required to adopt SFAS 123R utilizing a modified version of prospective application. This method will require IEI to recognize the employee stock-based compensation under the fair value method and record the resulting compensation charges. Although the effect of SFAS No. 123R will depend partially on the exercise prices of future grants and other option assumptions, the Company expects SFAS No. 123R to have a material effect on its financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

2.	Income Taxes

IEI provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI recorded a valuation allowance on all of the net deferred tax assets as of August 31, 2004. IEI evaluated the valuation allowance as of February 28, 2005 and determined that there remains an uncertainty of realizing the benefit therefore the valuation allowance is unchanged.

3.	Significant Estimates and Assumptions

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

4.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the periods. Diluted net loss per share is computed when required by dividing net loss by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method).

The impact on earnings per share of the aggregate stock options and warrants of 324,152 as of February 28, 2005 and 370,229 as of February 29, 2004 are not included in these financial statements, as their effects would have been anti-dilutive.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

5.	Inventories

Inventories consist of the following:

	Feb. 28, 2005	Aug. 31, 2004
Raw materials	$557,238	$442,638
Work in progress	232,794	159,020
Finished goods	180,074	160,707

	$970,106	$762,365

6.	Other Balance Sheet Data

Warranty

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the six months ended February 28, 2005 and February 29, 2004:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
Feb. 28, 2005	$354,845	$141,128	$(173,738)	$322,235
Feb. 29, 2004	385,833	117,908	(148,896)	354,845

Allowance for Doubtful Accounts and Returns

The following table sets forth activity in IEI’s allowance for doubtful accounts and returns for the six months ended February 28, 2005 and February 29, 2004:

	Balance at beginning of period	Charges to costs and expenses	Deductions(a)	Balance end of period
Feb. 28, 2005	$238,495	$4,126	$(4,126)	$238,495
Feb. 29, 2004	252,626	—	(10,005)	242,621

(a) Net write-offs of bad debts (net of recoveries) and returns.

7.	Commitments and Contingencies

Leases – IEI leases an administrative and production facility under an operating lease expiring in April 2006 at an annual rate of $160,000. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $185,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $455,000 in salaries as of February 28, 2005) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

Contingencies – IEI received a bill from NSTAR, the Company’s primary provider of electricity, dated November 19, 2004, indicating that there was an outstanding balance of $57,142 as a result of a broken meter dating back to 1998. IEI requested that NSTAR provide a detail of these charges and that detail was provided on March 24, 2005. IEI is in the process of retaining a utilities lawyer to review the information provided by NSTAR. Based on preliminary analysis, management’s opinion is that the likely outcome will be less than the maximum exposure and therefore should not result in a material adverse effect on the company’s financial statements.

8.	Long-term Obligations

Long-term obligations are summarized as follows:

	Feb. 28, 2005	Aug. 31, 2004
Equipment line of credit, 4%-6.5% (Note 9)	$344,879	$458,352
Less current portion	(344,879)	(262,177)

	$—	$196,175

As of February 28, 2005, IEI is not in compliance with the net income covenant of the demand line of credit referred to in footnote 9 below. The equipment line of credit referred to in footnote 9 below expired on February 28, 2005 and has not been renewed. As a consequence of the bank’s right to make demand for payment, the entire debt under the equipment line has been classified as current debt at February 28, 2005. The bank has not made demand for this outstanding debt at this time. Therefore IEI is paying down the debt based on the original payment terms. The scheduled aggregate principal payments on the equipment line obligations as of February 28, 2005, are: $195,961 (2006), $124,662 (2007) and $24,256 (2008).

9.	Bank Arrangements

IEI had available through February 28, 2005 an equipment line of credit, as amended on November 12, 2004, that provided for borrowings of up to $500,000 and a demand bank line of credit that provides for borrowings of up to $1,000,000. The equipment and demand lines of credit expired on February 28, 2005, and were not renewed.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

10.	Reclassification

Effective July 1, 2004, a new corporate statute enacted by the Commonwealth of Massachusetts made the concept of treasury shares obsolete. Under the new statute, shares previously issued by IEI that were subsequently acquired by IEI become authorized but unissued shares. Accordingly, IEI retired 35,000 shares previously shown as treasury shares against common stock issued. The $38,644 cost related to these treasury shares was reclassified against common stock and capital in excess of par value as of August 31, 2004 to conform to the current presentation.

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

One customer in both fiscal 2005 and fiscal 2004 contributed to more than 10% of net sales, representing 31% and 33% of net sales for the three and six month periods ended February 28, 2005, respectively, compared to 40% and 39% for the three and six month periods ended February 29, 2004, respectively. The accounts receivable from this customer amounted to approximately $194,000 and $239,000 as of February 28, 2005 and August 31, 2004, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico were 7% and 11% of net sales for the three and six month periods ended February 28, 2005, and were 11% for both of the comparable periods of fiscal 2004.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2004 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, income taxes and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Allowance for Doubtful Accounts and Sales Returns - The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.

Inventory Obsolescence Reserve - Inventory purchases and commitments are based upon future demand forecasts for our products and our current level of inventory. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and as a result, our gross profit margin would be adversely affected.

Warranty Reserve - We accrue for warranty costs based on the historical rate of claims and costs to provide warranty services as the sale is recognized. While we believe the accrual for warranty costs is adequate to address known warranty issues, if we experience an increase in warranty claims that are higher than our historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual and as a result, our gross profit margin would be adversely affected.

Deferred Income Taxes - SFAS No. 109, “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Our effective income tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

Loss Contingencies - We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be recognized or adjusted.

Results of Operations

Three and six months ended February 28, 2005 and February 29, 2004

Net Sales. Net sales for the second quarter of fiscal 2005 ending February 28, 2005 increased 6% compared to the second quarter of fiscal 2004. Net sales for the first six months of fiscal 2005 increased 4% compared to the first six months of fiscal 2004. The increases in net sales are primarily the result of an increase in demand for our OEM – Custom product line. For the six months ended February 28, 2005 and February 29, 2004, one customer contributed more than 10% of our net sales, representing 33% and 39% of gross sales, respectively.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries, and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 46% for the three months ended February 28, 2005, compared to 41% for the three months ended February 29, 2004. The ratio of gross profit to net sales was 44% for the six months ended February 28, 2005, compared to 42% for the six months ended February 29, 2004. The increases in the gross profit ratio are primarily due to changes in the product mix as well as a favorable adjustment of the inventory reserve. During the quarter ended February 28, 2005, the Company reduced the inventory reserve by $123,000, as compared to $33,000 for the comparable period of fiscal 2004. This adjustment was a result of excess overhead absorbed based on standard costs and a recalculation of the inventory obsolescence reserve. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses, as a percentage of net sales, were 9% and 10% for the second quarter and six months ended February 28, 2005, respectively, compared to 10% for both of the comparable periods of fiscal 2004. The increase in costs is primarily due to increases in consulting expenses and costs associated with a contract entered into with S2 Security Corporation in the second quarter. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 43% and 45%, for the three and six month periods ended February 29, 2005, respectively, compared to 36% for both the second quarter and six months ended February 29, 2004. The increase in expenses as a percentage of net sales is primarily due to the hiring of additional management, trade shows, advertising expenses and commission expenses. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and continue to expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $5,578 and $10,956 for the three and six months ended February 28, 2005, respectively, compared to $8,359 and $14,432 for the comparable periods of fiscal 2004. The decrease relates to a reduction in the outstanding debt.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $6,019 and $12,302 for the three and six months ended February 28, 2005, compared to $4,721 and $8,484 for the comparable periods of fiscal 2004. The increase is primarily due to an increase in interest rates.

Income Taxes. For the six months ended February 28, 2005, IEI has recorded no current provision for income taxes due to our net loss.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the future contractual cash obligations listed on the next page, that are reasonably likely to have a current or future material effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of February 28, 2005, IEI had $1,567,634 in working capital as compared to $2,312,446 at August 31, 2004. The ratio of current assets to current liabilities as of February 28, 2005 was 1.7, as compared to 2.1 at August 31, 2004. The debt to equity ratio was 0.10 at February 28, 2005 and 0.8 at August 31, 2004. The decrease in working capital and current ratio and increase in debt to equity ratio is primarily due to our net loss for the six months ended February 28, 2005.

Net cash flows used in operating activities was $778,528 for the six months ended February 28, 2005, as compared to net cash flows provided by operating activities of $127,110 for the comparable period of the prior year. The decrease in cash is primarily the result of the net loss and increase in inventory balances. The increase in inventories is primarily due to new product introductions and the timing of purchases.

Net capital expenditures were $57,610 and $264,287 for the three months ended February 28, 2005 and February 29, 2004, respectively. IEI anticipates having up to $400,000 in total capital expenditures in the next 12 months primarily for the purchase of license fees and production and engineering equipment.

Through February 28, 2005 IEI had a $500,000 equipment line of credit and a bank demand line of credit of up to $1,000,000. See Notes 8 and 9 to the Consolidated Financial Statements. The credit agreements contained certain restrictive provisions including: covenants limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio and minimum annual net income of $10,000. As of February 28, 2005, IEI had no outstanding borrowings under the demand line of credit and had approximately $345,000 in borrowings outstanding under equipment lines of credit. Both agreements expired on February 28, 2005. IEI had never borrowed on the bank demand line of credit.

Net cash flows used in financing activities was $113,473 for the six months ended February 28, 2005, as compared to net cash flows provided by financing activities of $78,304 for the comparable period of the prior year. The increase in net cash flows used is primarily a result of a decrease in new borrowings.

The following table summarizes our future contractual cash obligations as of February 28, 2005:

	Less than 1 year	1 to 3 years	Total
Notes payable – Eastern Bank	$344,879	$—	$344,879
Employment agreement	184,641	369,282	553,923
Purchase obligations	1,389,295	110,607	1,499,902
Operating lease obligations	160,735	26,789	187,524

	$2,079,550	$506,678	$2,586,228

Based on our past performance and current expectations, we believe that our current cash position, together with internally generated funds at present sales levels, will provide adequate cash reserves to satisfy our cash requirements for the next twelve months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales and marketing, and for other general corporate activities. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, adjustments to our capital expenditures and overall spending and the restructuring of our operations. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. We may seek to sell additional equity or debt securities that could result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires all entities to recognize compensation expense in its statement of operations in an amount equal to the fair value of share-based payments granted to employees over the applicable vesting period. SFAS No. 123R will be effective for IEI commencing with the quarter ending February 28, 2006. IEI will be required to adopt SFAS 123R utilizing a modified version of prospective application. This method will require IEI to recognize the employee stock-based compensation under the fair value method and record the resulting compensation charges. Although the effect of SFAS No. 123R will depend partially on the exercise prices of future grants and other option assumptions, the Company expects SFAS No. 123R to have a material effect on its financial statements.

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

Maintain SmallCap Listing on NASDAQ. On February 17, 2005, IEI received a NASDAQ staff determination indicating that we failed to comply with the stockholders’ equity market value of listed securities and net income requirements for continued listing as set forth by NASDAQ Marketplace Rule 4310(c)(2)(B), and that IEI’s securities are therefore subject to delisting from the NASDAQ SmallCap market. As of November 30, 2004, IEI’s stockholders’ equity dropped below the minimum requirement of $2,500,000 to approximately $2,446,000, and with the second quarter loss, we will have approximately $2,269,000 of stockholders’ equity at February 28, 2005. IEI requested a hearing before the NASDAQ Listings Qualification Panel to review the staff determination. The hearing occurred on March 31, 2005. IEI cannot predict whether or not the Panel will grant IEI’s request for continued listing. If the Panel denies IEI’s request, IEI’s shares will be immediately delisted from the NASDAQ SmallCap market, whether or not IEI takes a further appeal of such action. IEI has made no decision whether or not to appeal such a denial.

In August 2004, one of IEI’s independent directors resigned from its Board of Directors. Therefore, IEI was not in compliance with NASDAQ Marketplace Rule 4350(m) requiring three independent audit committee members. NASDAQ had provided to IEI a cure period with respect to this non-compliance until the earlier of our next annual shareholders meeting or August 11, 2005. On February 11, 2005, the independent directors of the Board of Directors, acting in executive session, elected one new independent director to its Board of Directors, and on March 2, 2005 the Board of Directors appointed this independent director to the audit committee so that IEI is now in compliance with Marketplace Rule 4350(m).

If IEI is unable to maintain its SmallCap listing on NASDAQ, holders of IEI’s common stock may have difficulty selling their shares at a favorable price, or at all, and it may be more difficult for IEI to obtain financing.

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 31% of IEI’s total net sales for the quarter ended February 28, 2005 and 35% for the fiscal year ended August 31, 2004. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that

IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 28, 2005 and year ended August 31, 2004, IEI had net losses of approximately ($624,000) and ($1,125,000), respectively and for the year ended August 31, 2003 had net income of $23,000. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. For both the six months ended February 28, 2005 and the year ended August 31, 2004, IEI’s aggregate foreign sales represented approximately 11% of net sales, respectively. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Item 3: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive and chief financial officer has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6: Exhibits

(a) Exhibits

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 04/14/05	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended February 28, 2005

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.