Form 10QSB
period 2005-05-31
INTERNATIONAL ELECTRONICS INC
filed 2005-07-12
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of June 15, 2005, there were 1,729,531 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended May 31, 2005

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 31, 2005	August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,024,863	$2,142,526
Accounts receivable, net	1,407,803	1,262,327
Inventories	887,813	762,365
Other current assets	256,442	276,260

Total current assets	3,576,921	4,443,478

Property and equipment, net	650,291	771,155

Other assets	6,055	6,055

	$4,233,267	$5,220,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$548,418	$501,267
Accrued expenses	1,264,760	1,367,588
Current portion of long-term obligations	287,030	262,177

Total current liabilities	2,100,208	2,131,032

Long-term obligations, less current portion	—	196,175

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares Issued and outstanding 1,729,531	17,295	17,295
Capital in excess of par value	5,110,927	5,110,927
Accumulated deficit	(2,995,163)	(2,234,741)

Total shareholders’ equity	2,133,059	2,893,481

	$4,233,267	$5,220,688

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Revenues	$3,299,133	$2,926,570	$9,077,154	$8,493,784
Cost of sales	1,824,560	1,656,770	5,043,158	4,861,108

Gross profit	1,474,573	1,269,800	4,033,996	3,632,676

Operating expenses:
Research and development	334,493	329,083	899,918	842,874
Selling, general and administrative	1,277,761	1,209,142	3,897,331	3,221,270

Total operating expenses	1,612,254	1,538,225	4,797,249	4,064,144

Loss from operations	(137,681)	(268,425)	(763,253)	(431,468)
Interest expense	(4,910)	(5,648)	(15,866)	(20,080)
Other income	6,395	4,742	18,697	13,226

Loss before income taxes	(136,196)	(269,331)	(760,422)	(438,322)

Deferred income tax expense	—	28,000	—	—

	—	28,000	—	—

Net loss	$(136,196)	$(297,331)	$(760,422)	$(438,322)

Basic and diluted net loss per share	$(0.08)	$(0.18)	$(0.44)	$(0.27)

Shares used in computing net loss per share	1,729,531	1,651,346	1,729,531	1,636,559

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	May 31, 2005	May 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(760,422)	$(438,322)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	204,159	217,119
Changes in operating assets and liabilities:
Accounts receivable	(145,476)	185,175
Inventories	(125,448)	(42,206)
Other current assets	19,818	(37,263)
Accounts payable and accrued expenses	(55,677)	215,188

Net cash (used in) provided by operating activities	(863,046)	99,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(83,295)	(374,051)
Other assets	—	1,906

Net cash used in investing activities	(83,295)	(372,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	109,293
Additions to debt obligations	50,652	317,879
Payment of debt obligations	(221,974)	(262,681)

Net cash (used in) provided by financing activities	(171,322)	164,491

CASH AND CASH EQUIVALENTS:
Net decrease during period	(1,117,663)	(107,963)
Balances, beginning of period	2,142,526	2,266,078

Balances, end of period	$1,024,863	$2,158,115

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,866	$20,080

Income taxes paid	$6,225	$1,225

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc.’s (IEI) management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2005 and May 31, 2004 and the results of operations and cash flows for the three and nine months then ended. The results of operations for the three and nine months ended May 31, 2005 may not be indicative of the results for the full fiscal year.

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

(c) Limited Financial Resources

IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 2005 and year ended August 31, 2004, IEI had net losses of approximately ($760,000) and ($1,125,000), respectively and for the year ended August 31, 2003 had net income of $23,000. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. As discussed in Note 9, IEI’s equipment and line of credit expired on February 28, 2005 and were not renewed. Additionally, the expected delisting from NASDAQ may make it more difficult for IEI to obtain additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

(d) Significant Accounting Policies

Concentration of Credit Risk –Financial instruments that potentially subject IEI to concentrations of credit risk are cash, cash equivalents and accounts receivable. IEI has no significant off-balance sheet concentrations such as foreign exchange contracts, option contracts or other hedging arrangements. The majority of IEI’s cash is maintained with a commercial bank, and cash equivalents are U.S.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% and an expected life of 5 years, with the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three and nine months ended May 31, 2005 and May 31, 2004. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net loss:
As reported	$(136,196)	$(297,331)	$(760,422)	$(438,322)
Less employee stock-based compensation under fair value method	(16,075)	(13,134)	(39,624)	(40,506)

Pro forma	$(152,271)	$(310,465)	$(800,046)	$(478,828)

Loss per share:
Basic and diluted as reported	$(0.08)	$(0.18)	$(0.44)	$(0.27)

Basic and diluted pro forma	$(0.09)	$(0.19)	$(0.46)	$(0.29)

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

(f) Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires all entities to recognize compensation expense in its statement of operations in an amount equal to the fair value of share-based payments granted to employees over the applicable vesting period. SFAS No. 123R will be effective for IEI commencing with the first quarter of fiscal 2007. IEI will be required to adopt SFAS 123R utilizing a modified version of prospective application. This method

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

will require IEI to recognize the employee stock-based compensation under the fair value method and record the resulting compensation charges. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the market value and the amount of share-based awards granted in the future.

2.	Income Taxes

IEI provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI recorded a valuation allowance on all of the net deferred tax assets as of August 31, 2004. IEI evaluated the valuation allowance as of May 31, 2005 and determined that there remains an uncertainty of realizing the benefit, and therefore the valuation allowance is unchanged.

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

Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the periods. Diluted net loss per share is computed when required by dividing net loss by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method). The impact on earnings per share of the aggregate stock options and warrants of 308,040 as of May 31, 2005 and 309,040 as of May 31, 2004 are not included in these financial statements, as their effects would have been anti-dilutive.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

5.	Inventories

Inventories consist of the following:

	May 31, 2005	Aug. 31, 2004
Raw materials	$492,306	$442,638
Work in progress	188,280	159,020
Finished goods	207,227	160,707

	$887,813	$762,365

6.	Other Balance Sheet Data

Warranty

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the nine months ended May 31, 2005 and 2004:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
May 31, 2005	$354,845	$184,276	($248,583)	$290,538
May 31, 2004	385,833	173,106	(204,094)	354,845

Allowance for Doubtful Accounts and Returns

The following table sets forth activity in IEI’s allowance for doubtful accounts and returns for the nine months ended May 31, 2005 and 2004:

	Balance at beginning of period	Charges to costs and expenses	Deductions(a)	Balance end of period
May 31, 2005	$238,495	$—	$(20,000)	$218,495
May 31, 2004	252,626	—	(10,005)	242,621

(a)	Net write-offs of bad debts (net of recoveries) and returns.

7.	Commitments and Contingencies

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $185,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $455,000 in salaries as of May 31, 2005) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

Contingencies – IEI received a bill from NSTAR, the Company’s primary provider of electricity, dated November 19, 2004, indicating that there was an outstanding balance of $57,142 as a result of a broken meter dating back to 1998. IEI requested that NSTAR provide a detail of these charges and that detail was provided on March 24, 2005. An agreement was reached on May 26, 2005. The outstanding electric bill was reduced to $28,571, and was paid to NSTAR in June 2005.

8.	Long-term Obligations

Long-term obligations are summarized as follows:

	May 31, 2005	Aug. 31, 2004
Equipment line of credit, 4%-6.5% (Note 9)	$287,030	$458,352
Less current portion	(287,030)	(262,177)

	$—	$196,175

As of February 28, 2005, IEI is not in compliance with the net income covenant of the demand line of credit referred to in footnote 9 below. The equipment line of credit referred to in footnote 9 below expired on February 28, 2005 and has not been renewed. As a consequence of the bank’s right to make demand for payment, the entire debt under the equipment line has been classified as current debt at May 31, 2005. The bank has not made demand for this outstanding debt at this time. Therefore IEI is paying down the debt based on the original payment terms. The scheduled aggregate principal payments on the equipment line obligations as of May 31, 2005, are: $177,223 (2006), $97,144 (2007) and $12,663 (2008).

9.	Bank Arrangements

IEI had available through February 28, 2005 an equipment line of credit, as amended on November 12, 2004, that provided for borrowings of up to $500,000 and a demand bank line of credit that provided for borrowings of up to $1,000,000. The equipment and demand lines of credit expired on February 28, 2005, and were not renewed.

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

Revenues from our largest customer in both fiscal 2005 and fiscal 2004 contributed 30% of revenues for the three month period ended May 31, 2005 compared to 33% for the three month period ended May 31, 2004, while revenues were 32% relating to the nine month period ended May 31, 2005 compared to 37% for the nine month period ended May 31, 2004. The accounts receivable from this customer amounted to approximately $70,000 and $239,000 as of May 31, 2005 and August 31, 2004, respectively. Our second largest customer contributed 13% of revenues for the three month period ended May 31, 2005 compared to 14% for the three month period ended May 31, 2004, while revenues were 10% relating to the nine month period ended May 31, 2005 compared to 9% for the nine month period ended May 31, 2004. The accounts receivable from this customer amounted to approximately $385,000 and $222,000 as of May 31, 2005 and August 31, 2004, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico were 12% of revenues for both the three and nine month periods ended May 31, 2005, and were 11% for both of the comparable periods of fiscal 2004.

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

Results of Operations

Three and nine months ended May 31, 2005 and 2004

Revenues. Revenues for the third quarter of fiscal 2005 ending May 31, 2005 increased 13% compared to the third quarter of fiscal 2004. Revenues for the first nine months of fiscal 2005 increased 7% compared to the first nine months of fiscal 2004. The increases in revenues are primarily the result of an increase in demand for our OEM–Custom and keypad product lines. For the three and nine months ended May 31, 2005 and 2004, IEI’s two most significant customers each contributed 10% or more of our revenues, with one customer representing 30% and 32% of revenues for the three and nine month periods of 2005, and 33% and 37% of revenues for the same periods of the prior year. The second customer represented 13% and 10% of revenues for the three and nine month periods of 2005, and 14% and 9% of revenues for the same periods of the prior year.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries, and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to revenues was 45% for the three months ended May 31, 2005, compared to 43% for the three months ended May 31, 2004. The ratio of gross profit to revenues was 44% for the nine months ended May 31, 2005, compared to 43% for the nine months ended May 31, 2004. The increases in the gross profit ratio are primarily due to changes in the product mix and price changes effective March 1, 2005. Our gross profit as a percentage of revenues in a particular quarter is highly variable due to many factors. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses, as a percentage of revenues, were 10% in both the third quarter and nine months ended May 31, 2005, respectively, compared to 11% and 10% for the third quarter and nine months ended May 31, 2004, respectively. The slight increase in costs is primarily due to increases in consulting expenses and costs associated with a contract entered into with S2 Security Corporation in the second quarter. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of revenues, selling, general and administrative expenses were 39% and 43%, for the three and nine month periods ended May 31, 2005, respectively, compared to 41% and 38% for the three and nine months ended May 31, 2004. In the three-month period the decrease in expenses as a percentage of revenues is primarily due to higher revenues. In the nine-month period the increase in expenses as a percentage of revenues is primarily due to the hiring of additional management, trade shows, advertising expenses and commission expenses. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and continue to expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $4,910 and $15,866 for the three and nine months ended May 31, 2005, respectively, compared to $5,648 and $20,080 for the comparable periods of fiscal 2004. The decrease relates to a reduction in the outstanding debt.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $6,395 and $18,697 for the three and nine months ended May 31, 2005, compared to $4,742 and $13,226 for the comparable periods of fiscal 2004. The increase is primarily due to an increase in interest rates.

Income Taxes. For the nine months ended May 31, 2005, IEI has recorded no current provision for income taxes due to our net loss.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the future contractual cash obligations listed on the next page, that are reasonably likely to have a current or future material effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of May 31, 2005, IEI had $1,476,713 in working capital as compared to $2,312,446 at August 31, 2004. The ratio of current assets to current liabilities as of May 31, 2005 was 1.7, as compared to 2.1 at August 31, 2004. The debt to equity ratio was 1.0 at May 31, 2005 and 0.8 at August 31, 2004. The decrease in working capital and current ratio and increase in debt to equity ratio is primarily due to our net loss for the nine months ended May 31, 2005.

Net cash flows used in operating activities was $863,046 for the nine months ended May 31, 2005, as compared to net cash flows provided by operating activities of $99,691 for the comparable period of the prior year. The decrease in cash is primarily the result of the net loss and increase in inventory and accounts receivable balances. The increase in inventories is primarily due to new product introductions and the timing of purchases. The increase in receivables of approximately $145,000 during the nine month period, is primarily due to sales to two significant customers, both of whom are historically slow payers.

Net cash flows from investing activities were reduced because net capital expenditures were $83,295 and $374,051 for the nine months ended May 31, 2005 and 2004, respectively. IEI’s management has decided to delay purchases of capital equipment to conserve cash. IEI anticipates having up to $300,000 in total capital expenditures in the next 12 months primarily for the purchase of license fees and production and engineering equipment.

Through February 28, 2005 IEI had a $500,000 equipment line of credit and a bank demand line of credit of up to $1,000,000. See Notes 8 and 9 to the Consolidated Financial Statements. The credit agreements contained certain restrictive provisions including: covenants limiting the payment of certain dividends, a minimum debt-to-tangible-net-worth ratio and minimum annual net income of $10,000. As of May 31, 2005, IEI had no outstanding borrowings under the demand line of credit and had approximately $287,000 in borrowings outstanding under equipment lines of credit. Both agreements expired on February 28, 2005. IEI had never borrowed on the bank demand line of credit.

Net cash flows used in financing activities was $171,322 for the nine months ended May 31, 2005, as compared to net cash flows provided by financing activities of $164,491 for the comparable period of the prior year. The increase in net cash flows used is primarily a result of a decrease in new borrowings together with a lack of proceeds from the exercise of stock options and warrants.

The following table summarizes our future contractual cash obligations as of May 31, 2005:

	Less than 1 year	1 to 3 years	Total
Notes payable – Eastern Bank	$287,030	$—	$287,030
Employment agreement	184,641	369,282	553,923
Purchase obligations	1,437,292	367,530	1,804,822
Operating lease obligations	147,340	—	147,340

	$2,056,303	$736,812	$2,793,115

Based on our past performance and current expectations, we believe that our current cash position, together with internally generated funds at present sales levels, will provide adequate cash reserves to satisfy our cash requirements for the next twelve months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales and marketing, and for other general corporate activities. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, adjustments to our capital expenditures and overall spending and the restructuring of our operations. We cannot be assured that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. We may seek to sell additional equity or debt securities that could result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires all entities to recognize compensation expense in its statement of operations in an amount equal to the fair value of share-based payments granted to employees over the applicable vesting period. SFAS No. 123R will be effective for IEI commencing with the first quarter of fiscal 2007. IEI will be required to adopt SFAS 123R utilizing a modified version of prospective application. This method will require IEI to recognize the employee stock-based compensation under the fair value method and record the resulting compensation charges. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the market value and the amount of share-based awards granted in the future.

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

Maintain SmallCap Listing on NASDAQ. We expect to be delisted from NASDAQ. On February 17, 2005, IEI received a NASDAQ staff determination indicating that we failed to comply with the stockholders’ equity market value of listed securities and net income requirements for continued listing as set forth by NASDAQ Marketplace Rule 4310(c)(2)(B), and that IEI’s securities are therefore subject to delisting from the NASDAQ SmallCap market. As of November 30, 2004, IEI’s stockholders’ equity dropped below the minimum requirement of $2,500,000 and has remained below the threshold. IEI attended a hearing before the NASDAQ Listings Qualification Panel to review the staff determination on March 31, 2005. On April 29, 2005, NASDAQ granted IEI a temporary exception from this standard subject to IEI meeting certain conditions by May 31, 2005. IEI considered a number of strategic and financial options; however, IEI did not meet the required level of stockholders’ equity on May 31, 2005 and therefore expects to be delisted from NASDAQ.

When IEI is delisted from the NASDAQ, holders of IEI’s common stock may have difficulty selling their shares at a favorable price, or at all, and it may be more difficult for IEI to obtain financing.

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause revenues and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Revenues from IEI’s two largest customers accounted for approximately 32% and 10% of IEI’s total revenues for the nine months ended May 31, 2005 and 37% and 9% for the nine months ended May 31, 2004. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 2005 and year ended August 31, 2004, IEI had net losses of approximately ($760,000) and ($1,125,000), respectively and for the year ended August 31, 2003 had net income of $23,000. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Fluctuations in Revenues and Operating Results. Operating results may fluctuate due to factors such as the timing of new product announcements and introductions by IEI, its major customers and its competitors, market acceptance of new or enhanced versions of IEI’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, IEI typically operates with a relatively small backlog. As a result, quarterly revenues and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, IEI may recognize a substantial portion of its revenue in a given quarter from revenue booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on IEI’s operating results in a quarter. In addition, competitive pressure on pricing in a given quarter could adversely affect IEI’s operating results, or such price pressure over an extended period could adversely affect IEI’s long-term profitability.

IEI establishes its expenditure levels for sales and marketing and other expenses based, in large part, on its expected future results. As a result, if revenues fall below expectations, there would likely be a material adverse effect on operating results because only a small portion of IEI’s expenses vary with its revenues in the short-term.

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

Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors’ products or harm our ability to attract new customers. Increased competition could adversely affect IEI’s revenues and profitability. There can be no assurance that IEI will be able to continue to compete successfully with its existing competitors or with new competitors.

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

Ineffective Patent Protection. Although IEI has obtained some patent, trademark, trade secret and copyright protection for certain of its products and software, management believes that competitors may be able to market certain products similar to those sold by IEI.

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

Foreign Sales. For both the nine months ended May 31, 2005 and the year ended August 31, 2004, IEI’s aggregate foreign sales represented approximately 12% and 11% of revenues, respectively. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock. There is a limited market for IEI’s common stock and with our expectation of being delisted from NASDAQ there can be no assurance that even this limited market will be sustained. Holders of IEI’s common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

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

Item 3: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive and chief financial officer has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Part II. Other Information

Item 6: Exhibits

(a)	Exhibits

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 07/12/05	/s/ John Waldstein
John Waldstein, President and Chief Executive
Officer, Treasurer, Chief Financial and Accounting
Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended May 31, 2005

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.