Form 10KSB
period 2005-08-31
INTERNATIONAL ELECTRONICS INC
filed 2005-11-28
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For fiscal year ended August 31, 2005

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

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $12,646,997

As of November 4, 2005, 1,496,158 shares of the Registrant’s voting stock was held by non-affiliates of the Registrant. As of that date, the aggregate market value of the non-affiliate shares so held was approximately $3,220,000.

As of November 4, 2005, 1,738,931 shares of the Registrant’s common stock were outstanding.

Documents incorporated by reference: None

INTERNATIONAL ELECTRONICS, INC.

ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1. Business

International Electronics, Inc. (“IEI”) was formed in 1977 as a Massachusetts corporation. IEI, an ISO 9001:2000 certified manufacturer, designs, manufactures, markets and sells electronic access control equipment and browser-managed security platforms used in residential and commercial security systems and wireless access control and fleet management systems for industrial mobile asset applications.

IEI products include its Door-Gard™ and Secured Series™ access control lines, its LS line of integrated battery operated door locks, its eMerge™ browser-managed access and security management products and its line of PowerKey™ industrial access control and fleet management products. IEI also manufactures and markets electronic glassbreak detectors sold under the trade name Tri-Gard™.

IEI’s products are marketed and principally sold in the United States to leading distribution and electronic security installation companies and directly to material handling equipment users worldwide.

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

In 2002, IEI introduced the Door-Gard™ LS lockset. The LS combines IEI keypad and/or HID proximity technology with a UL listed grade 1 lockset to enable a battery operated stand-alone system. The approximate list prices for the LS products range from $600 to $1,300.

IEI also markets and sells its Secured Series™ access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Systems features in the Secured Series™ product line include: 2,000 users, transaction buffer for event recording, hard copy printing of events, holiday schedules and time zone limitations (which allow users access depending upon time of day or day of week) as well as the ability to tie up to 64 doors together. The approximate list prices for the Secured Series™ products range from $400 to $1,100.

In 2003, IEI announced its LAN/WAN connectivity gateway, which is available on IEI’s Secured Series™ access control systems and prox.pad™ plus products. In August 2004, IEI entered into an agreement with S2 Security Corporation to resell a private label version of the S2 NetBox Product. In September 2004, IEI introduced its new product, the eMerge™ 5000 Security Platform, at the American Society for Industrial Security (ASIS) 50th Annual Seminar and Exhibits. The eMerge™ 5000 Security Platform is a browser based integrated physical security management system that delivers access control, alarm, video and temperature monitoring and intercom capability all in one box.

In September 2005, IEI introduced its eMerge™ 50 and eMerge™ 440 Browser-Managed Security Platforms at the 2005 ASIS International Annual Seminar and Exhibits. The eMerge™ 50 provides the benefits of a network architecture to a basic access control security function. The eMerge™ 440 handles a broader range of security functions to include access control, real time monitoring, elevator control, video monitoring and photo ID in an integrated package. The eMerge™ 50 and 440, along with the full featured eMerge™ 5000, are integrated security management systems with an easy-to-use web browser interface, Linux operating system, MySQL database and web server all embedded within the product. The typical list price for the eMerge™ 50, eMerge™ 440 and eMerge™ 5000 systems are $4,350, $6,000 and $9,250, respectively.

IEI also markets a line of industrial access control and asset management systems sold under the trade name PowerKey™. These products control access to mobile assets such as forklifts and greatly reduce operating costs, improve operator safety and maximize vehicle performance. Under the AC version of the product, only access to industrial machinery is controlled. The list price on a volume basis per unit of installation for the PowerKey™ 2600, PowerKey™ AC and PowerKey™ 3600 are $360, $745 and $1,800, respectively.

In March 2005, IEI announced the introduction of the currently available RF Gateway-Direct Connect as a product option in the IEI PowerKey™ fleet product system. This product provides complete control and data collection for industrial vehicles.

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

IEI sells its products primarily to installers and distributors of alarm security equipment. IEI’s customers include: ADI (a subsidiary of Honeywell International, Inc.), Clark Security Products and Security Lock. Sales to IEI’s largest customer, ADI, accounted for approximately 32%, 35% and 38% of IEI’s total net sales for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.

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

Overseas Components and Production

IEI estimates that approximately 32%, 13% and 17% of its finished goods were manufactured in Asia for the years ended August 31, 2005, 2004 and 2003, respectively. IEI sources a significant amount of components and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environments will remain sufficiently stable to allow reliable and consistent delivery of product.

Product Sources of Revenue

IEI’s various products have provided revenues during the last three fiscal years as follows:

	Access Control and Stand Alone Keypad	PowerKey™	Glassbreak Detector	Total
2005	$11,665,399	$648,729	$332,869	$12,646,997
2004	10,584,427	358,848	450,433	11,393,708
2003	9,545,320	344,124	401,926	10,291,370

Domestic and Foreign Sales

The percentages of domestic and foreign sales for IEI’s products for the last three fiscal years are as follows:

	Domestic	Foreign
2005	89%	11%
2004	89	11
2003	90	10

Manufacturing and Raw Materials

IEI performs in-house manufacturing for some of its access control, stand alone keypad, PowerKey™ and Tri-Gard™ product lines. IEI is dependent upon sole source suppliers for a number of key components and parts used in IEI’s products. Some of IEI’s largest principal suppliers include

HID Corporation, Future Electronics, Inc. and S2 Corporation. Another of IEI’s significant suppliers is a manufacturer of our finished goods located in Asia. There can be no assurance that these suppliers will be able to meet IEI’s future inventory requirements or that they will be available to IEI at favorable prices. Any extended interruption in the supply of any such inventory could have a material adverse effect on IEI’s operating results in any given period. We believe IEI is in compliance with existing foreign laws and do not believe that compliance with such laws will have any material impact on our foreign operations.

Competition

The market for products within the security industry is very competitive, subject to technological change and affected by new product introductions and other market activities of industry participants. Over the past several years there has been significant consolidation within the security industry. Many of our competitors are both large multi-national companies as well as companies located in developing nations with access to lower cost sources of engineering as well as manufacturing. Many of these companies have greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. Many of these companies have all the principal advantages that large companies have over smaller companies including: lower manufacturing costs, worldwide distribution channels, significant research and development efforts and broad customer support capabilities. Although IEI has obtained some patent and copyright protection for certain aspects of its products and software, we believe that competitors are able to market products similar to those sold by IEI.

Competitors for our access control and stand alone keypad products include: Assa Abloy, Bosch, General Electric, Honeywell International, Ingersoll Rand, Kaba and Tyco, some of whom have recently expanded their position in the marketplace by acquiring companies that design, sell and/or manufacture competing products. In addition, there are other companies that we compete against including: Corby, Crow Electronics, Keri Systems, Napco, Visonic, United Security Products, Keyscan, and Everfocus. Some of the competitors for PowerKey™ include: ID Systems, Access Control Group, LLC, and Shockwatch (Media Recover, Inc.).

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

Working Capital

During fiscal 2005, IEI depended on its existing cash balances to provide for its working capital needs. IEI had available through February 28, 2005 an equipment line of credit, as amended on November 12, 2004, that provided for borrowings of up to $500,000 and a demand bank line of credit that provided for borrowings of up to $1,000,000. The equipment and demand line of credit expired on February 28, 2005, and were not renewed. IEI expects its working capital requirements for fiscal 2006 to be provided from its existing cash reserves and its anticipated cash flow generated from operations. As of August 31, 2005, there were no borrowings outstanding under the demand line of credit and approximately $238,000 in borrowings outstanding as equipment debt. See “Item 6-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Research and Development

IEI presently employs nine people in research and development. IEI also utilizes certain consultants and subcontractors on an as-needed basis with IEI’s employees supervising such work. Research and development expenditures were approximately $1,229,000, $1,177,000 and $1,091,000 for fiscal 2005, 2004 and 2003, respectively. The 2005 expenditures included $135,000 related to a contract IEI entered into with S2 Security Corporation. The purpose of the contract was to reengineer the eMerge™ 5000 product. IEI’s net sales include research and development revenues from customers of approximately $421,000, $123,000 and $114,000 during fiscal 2005, 2004 and 2003, respectively.

Employees

As of November 4, 2005, IEI had 66 employees, of which 65 were full-time employees. Of these 66 employees, 16 were in sales and marketing, 9 in research and development, 26 in manufacturing and purchasing, 6 in customer service and 9 in general and administration.

Seasonality

IEI is subject to normal business slowdowns during the summertime and around the Christmas holiday season.

Governmental Controls/Environmental Compliance

None of IEI’s business is subject to renegotiation of profits or termination of contracts. IEI has not been materially affected by compliance with any governmental regulation relating to protection of the environment during the past year, though there is expected legislation pertaining to the Restriction of Hazardous Substances (RoHS) that will affect IEI in January 2007. This legislation mandates the reduction of six hazardous substances from the manufacturing process. IEI anticipates a cost of approximately $100,000 to become RoHS compliant. In addition, the new process for manufacturing will add 3% to the cost of our products.

Item 2. Properties

IEI’s administrative and manufacturing operations are located at 427 Turnpike Street, Canton, Massachusetts, and consist of approximately 20,740 square feet of space. IEI occupies this facility under a lease expiring April 30, 2006, at an annual rent of $161,000 plus utilities, maintenance and certain real estate taxes. The property used by IEI is in good condition.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

IEI’s securities have been traded in the over-the-counter market since July 5, 1983. From October 30, 1987 to July 13, 2005, IEI’s common stock was quoted by the National Association of Securities Dealers Automated Quotation System (“NASDAQ”). On July 14, 2005, IEI’s stock was delisted from NASDAQ as a result of non-compliance with NASDAQ marketplace rule 4310(c)(2)(B) which requires IEI to have a minimum of $2,500,000 in stockholders equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As of July 14, 2005, the stock was traded in the pink sheets. On August 12, 2005, Hudson Securities filed a Form 211 which allowed the stock to be traded on the Over-the-Counter Bulletin Board (“OTCBB”). IEI’s common stock currently trades under the symbol “IEIB” on both the OTCBB and the pink sheet markets.

In fiscal 2005, IEI met all reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

The prices set forth below are based on information provided to IEI by NASDAQ, pink sheets and the OTCBB. These sales prices reflect interdealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

	Sales Prices
	High	Low
Fiscal Year 2005:
First Quarter	$5.22	$2.53
Second Quarter	4.38	1.85
Third Quarter	2.75	1.62
Fourth Quarter	2.27	1.50

Fiscal Year 2004:
First Quarter	4.10	2.57
Second Quarter	4.10	3.10
Third Quarter	15.40	2.75
Fourth Quarter	4.93	2.16

As of November 4, 2005, there were approximately 400 shareholders of record of IEI’s common stock. IEI believes that a substantial number of shares of IEI’s common stock are held by nominees and estimates that there are approximately 1,100 beneficial owners of IEI’s shares. IEI has never paid dividends to its shareholders.

Equity Compensation Plan Information

The following table sets forth a description of our equity compensation plans as of August 31, 2005:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
	(A)	(B)	(Excludes A)
Stock option plan approved by shareholders	157,300	$2.64	17,700

Stock option plans not approved by shareholders (1)	125,073	1.61	410

Warrants not approved by shareholders (2)	20,167	1.90	—

	302,540	$2.15	18,110

(1)	The August 1988, January and September 1989, June and August 1990, July 1992, October 1993, May 1994, and September 1995 nonqualified stock option plans (the “Stock Plans”) were approved by our Board of Directors but not our shareholders. The Stock Plans provide for the grant of options to purchase shares of our common stock for employees (including officers and employee directors), non-employee directors, consultants and key personnel. See Note 9 to our Consolidated Financial Statements for additional information. The term of the Stock Plans is 10 years and the plans are administered by a committee of the Board of Directors. To date, all options issued under the Stock Plans have been granted at the fair market value of our common stock on the date of grant.

(2)	All of the warrants were approved by our Board of Directors but were not approved by our shareholders. The current outstanding warrants to purchase shares of our common stock have been granted to an executive officer and an advisor to IEI and each had an original term of 10 years. All the outstanding warrants have been granted with an exercise price equal to the fair market value of our common stock on the date of grant.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in this Annual Report on Form 10-KSB for the year ended August 31, 2005 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, income taxes and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

Fiscal years ended August 31, 2005, 2004 and 2003

Net Sales. Net sales in both 2005 and 2004 increased 11% from the previous year. The increase in net sales for 2005 compared to 2004 is primarily due to increases in our OEM custom and keypad product lines. The increase in net sales for 2004 compared to 2003 is primarily due to increases in demand for our access control product line. In 2005, 2004 and 2003, one customer contributed more than 10% of our net sales, representing 32%, 35% and 38%, respectively.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 45% in 2005, 42% in 2004, and 44% in 2003. The decrease in the gross profit ratio for 2004 from the prior year is primarily due to product mix and an increase in manufacturing overhead costs. The increase in gross profit ratio for 2005 is primarily due to product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses primarily consist of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses were $1,228,920 in 2005, $1,177,463 in 2004 and $1,090,604 in 2003. The 2005 expenditures included $135,000 related to a contract IEI entered into with S2 Security Corporation. The purpose of the contract was to reengineer the eMerge™ 5000 product. The increase in costs in 2004 from the prior year is primarily due to additional salaries and related expenses, and consulting fees due to the increased development efforts for the industrial access control product line. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. We expect future research and development expenses to decrease slightly in absolute dollars from its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 41% in 2005, 37% in 2004 and 33% in 2003. The aggregate increase in dollars in 2005 was approximately $906,000, with the largest increase attributed to payroll of $339,000. Other contributing factors were travel, sales and marketing, trade shows, and legal costs resulting from the delisting from NASDAQ. The increase in expenses as a percentage of net sales in 2004 from the prior year is primarily due to an increase in the hiring of additional management personnel, increases in advertising, trade shows and consulting fees and a reduction in bad debt expense. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $25,867 in 2005, $18,228 in 2004 and $23,578 in 2003. The increase in 2005 is primarily due to an increase in interest rates on invested balances. The decrease in 2004 from 2003 was the result of a reduction in interest rates and invested balances.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $20,097 in 2005, $24,929 in 2004 and $27,462 in 2003. These decreases are the result of a reduction in outstanding debt.

Income Taxes. IEI’s effective income tax rate was .3% in 2005, 67% in 2004 and 28% for 2003. In the fourth quarter of 2005, upon completion of IEI’s 2006 operating plan and 2005 financial results, we decided to maintain a full valuation allowance against the calculated deferred tax asset due to the uncertainty of realizing the benefit of the assets. See Note 8 to the Consolidated Financial Statements. The difference between the effective tax rate and the federal statutory rate is primarily due to the valuation allowance in 2005 and the utilization of net operating loss carryforwards in 2003.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of August 31, 2005, IEI had $1,564,245 in working capital as compared to $2,312,446 at August 31, 2004. The ratio of current assets to current liabilities as of August 31, 2005 was 1.6 as compared to 2.1 for 2004 and 2.8 for 2003. The debt to equity ratio, which is a measure of a company’s financial leverage and is computed by dividing total liabilities over shareholder’s equity, was 1.1 at August 31, 2005 as compared to 0.8 at August 31, 2004 and 0.5 at August 31, 2003. The decrease in working capital and current ratio in 2005 from 2004 is primarily due to a reduction in cash and equivalents, and an increase in accounts payable, partially offset by an increase in accounts receivable. The increase in the debt to equity ratios in 2005 from 2004 is primarily due to an increase in accounts payable and IEI’s net loss.

Net cash flows used in operating activities were $652,207 in 2005, compared with net cash flows provided by operating activities of $179,420 in 2004, and cash flows used in operating activities of $323,409 in 2003. The decrease in operating cash flows in 2005 is primarily due to the net loss, and increases in accounts receivable and inventory, partially offset by an increase in accounts payable and accrued expenses.

Net capital expenditures were $107,225, $404,621, and $229,311 for 2005, 2004 and 2003, respectively. In 2004, IEI purchased certain expensive manufacturing equipment. These capital investments were aimed at decreasing the manual labor costs and increasing the quality of the product. The total purchases for production equipment in 2004 totaled $266,000. As a result of these capital expenditures, there was a significant decrease in net capital expenditures in 2005 and a significant increase in 2004. IEI anticipates having up to $300,000 in total capital expenditures in fiscal 2006 primarily for the purchase of production, engineering, and office equipment. We expect our 2006 capital expenditures to be financed from cash flow from operations.

Net cash flows used in financing activities were $217,247 in 2005, while net cash flows provided by financing activities were $99,642 in 2004, and net cash flows used in financing activities were $97,562 in 2003. The increase in cash flows used in financing activities in 2005 was primarily due to a reduction in the availability of the equipment and demand lines of credit. The increase in net cash flows provided by financing activities in 2004 compared to the prior year is primarily the result of additional long-term obligations for equipment financing and proceeds from the exercise of stock options and warrants.

The following table summarizes our future contractual cash obligations as of August 31, 2005:

	2006	2007	2008	Total
Equipment line of credit	$238,385	$—	$—	$238,385
Employment agreement	184,641	184,641	184,641	553,923
Purchase commitments	1,944,066	96,013	6,400	2,046,479
Operating lease obligations	124,437	5,280	—	129,717

	$2,491,529	$285,934	$191,041	$2,968,504

In February 2005 the equipment line of credit expired and was not renewed, and therefore the debt was classified as a current liability on the balance sheet. Eastern Bank agreed to the original repayment schedule as dictated by the equipment line of credit. The outstanding balance of $238,385 is scheduled to be paid as follows: $167,691 in fiscal 2006, $62,252 in fiscal 2007 and $8,442 in fiscal 2008.

Purchase commitments in the table above, represents outstanding purchase orders on materials, services and supplies. Some of these purchase orders are extending over several years. The supplier’s production is solely dependent on IEI’s forecasted requirements which may vary over an extended period of time. Therefore, IEI’s liability is limited to the releases of those forecasted requirements that are scheduled within the next three to six months.

Based on our current expectations, we believe that our current cash position, together with internally generated funds at present sales levels, will provide adequate cash reserves to satisfy our cash requirements for the next twelve months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales and marketing, and for other general corporate activities. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, adjustment to our capital expenditures and overall spending and the restructuring of our operations. We cannot be assured that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. We may seek to sell additional equity or debt securities that could result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Principles Board Opinion No. 43, Chapter 4, or SFAS 151. SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in the inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this pronouncement on September 1, 2005 and we do not expect the adoption will have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). IEI is required to adopt the provisions of FAS 123R as of the beginning of its first fiscal quarter of 2007, beginning September 1, 2006. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of FAS 123R and the valuation of share-based payments for public companies. IEI will be evaluating the requirements of FAS 123R and SAB 107. The impact of FAS 123R and SAB 107 cannot be predicted at this time because it will depend on the fair-market value of the awards issued and the amount of the share based awards granted in the future.

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

IEI has identified certain risks and uncertainties as factors, which may have an impact on its operating results that are detailed below. All of these factors are difficult for IEI to forecast, and these or other factors can materially adversely affect IEI’s business and operating results for one quarter or a series of quarters.

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 32% and 35% of IEI’s total net sales for the fiscal year ended August 31, 2005 and 2004, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the year ended August 31, 2005 and 2004, IEI had net losses of approximately ($720,000) and ($1,125,000), respectively and for the year ended August 31, 2003 had net income of $23,000. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. During the year ended August 31, 2005, IEI’s foreign sales represented approximately 11% of net sales. There may be a reduction in IEI’s foreign sales from the 2005 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)	Change in Registrant’s certifying accountant. On February 25, 2005, Deloitte & Touche LLP (“Deloitte”) resigned as IEI’s independent registered public accounting firm. Deloitte’s reports on the financial statements for each of the past two fiscal years did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and through the date of Deloitte’s resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports.

(b)	Change in Registrant’s certifying accountant. IEI’s Audit Committee has engaged BDO Seidman, LLP effective March 10, 2005 to serve as IEI’s independent registered public accounting firm in connection with the audit of its financial statements for the fiscal year ending August 31, 2005.

Item 8A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report. Based on that evaluation, our principal executive and principal financial officers have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not Applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth our executive officers and directors, their respective ages and positions as of October 31, 2005:

Name	Age	First Elected Director	Year current term will expire	Position
John Waldstein	52	1982	2006	President, Chief Executive Officer,
				Treasurer, Chief Financial Officer,
				Chairman of the Board and a Director
Diane Balcom	63	1989	2008	Director
Heath Paley	57	1990	2007	Director
Leslie Charm	62	2005	2007	Director
Albert Janjigian	59	2005	2006	Director
Peter Demakis	60	—	—	Chief Operating Officer
Christopher Hentschel	61	—	—	Vice President of Engineering
Robert Stewart	62	—	—	Vice President of Manufacturing

IEI anticipates that the next annual meeting of shareholders will be held in April 2006. Directors serve staggered three-year terms and hold office until their successors are chosen and qualified.

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

Diane Balcom became a member of the Board of Directors in 1989. Since May 2005, Ms. Balcom has served as President of the Greater Pennsylvania Chapter of the Alzheimer’s Association, having served as Regional Director of the Chapter from December 2003 to May 2005. From June 2002 to November 2003, Ms. Balcom served as Director of Development of Achieva, a non-profit agency providing services for people with disabilities and their family members. From February 2001 to June 2002, Ms. Balcom served as an independent consultant to a variety of non-profit organizations in southwestern Pennsylvania. From October 1998 to February 2001, Ms. Balcom served as the Executive Director of the Pittsburgh Mercy Foundation. Previously, she held the position of Director of Development for Children’s Hospital of Pittsburgh and Chapter Director of the Juvenile Diabetes Foundation of Western Pennsylvania. From January 1989 to August 1994, Ms. Balcom operated a consulting practice, which provided services related to private and public financing for small and medium-sized companies. From March 1987 to January 1989, she served as Vice President and Chief Financial Officer for Environmental Diagnostics, Inc., a publicly held company. Prior to that, Ms. Balcom held various senior management positions in Corporate Finance and Research for 13 years with brokerage firms on the West Coast.

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

Leslie Charm became a member of the Board of Directors in 2005. Leslie Charm has been, since 1972, a partner in the firm of Youngman & Charm, a firm specializing in assisting companies that are experiencing operating and/or financial problems and also advises entrepreneurs in the strategies involved in the growing of companies. From 1989 to the present, he has been a director of Moto Photo, Inc., a publicly held international franchisor of imaging centers that filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in November 2002. From 1994, he has been a director, and has served on the audit committee and the compensation committee of CreditRiskMonitor.com, Inc., which is a worldwide leading provider of real time financial information analysis and news created specifically for the corporate credit professional. Mr. Charm is an adjunct professor in entrepreneurial finance at Babson College and is a graduate of the Harvard Business School.

Albert Janjigian became a member of the Board of Directors in 2005. Albert Janjigian is president of Expedeum, Inc., a consulting firm formed by him in 2000, which provides strategic and marketing support to companies in the high technology, security, fire alarm and building system industries. He co-founded Detectronics in 1970, the security industry’s first national wholesale distribution company that evolved into an international operation. After the acquisition of Detectronics by ADT and its evolution into Aritech Corporation, he served as vice president and general manager until 1985. He subsequently joined Cerberus, a Swiss organization, as president of the company’s United States operations. In 1990, Mr. Janjigian became a principal of STAT Resources, a security industry leading market research organization. He served as president of the Security Industry Association from 1982 to 1986 and from 1992 to 1993. He participates in numerous security industry organizations and has served as a security industry spokesperson in interviews with the national media. After graduating from Bowdoin College, Mr. Janjigian earned an MS degree and an MBA from Northeastern University’s Graduate School of Professional Accounting.

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

Audit Committee

The Company has an Audit Committee. The members of the Audit Committee are independent. The members of the Audit Committee are Diane Balcom, Leslie Charm and Heath Paley.

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

IEI believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2005.

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

Item 10. Executive Compensation

The following table sets forth information concerning the compensation for each of the last three fiscal years ended August 31, 2005, of IEI’s President and Chief Executive Officer, and the other executive officers of IEI who received at least $100,000 of compensation during any of these years (the “Named Executive Officers”):

Summary Compensation Table

Name	Year	Annual Compensation				Long-Term Compensation (2)
		Salary	Bonus		All Other Compensation	Options (Shares)
John Waldstein (1)	2005	$183,421	$12,500	(3)	$23,001	—
President and	2004	179,087	—	(5)	21,247	—
Chief Executive Officer	2003	172,190	—		25,524	—

Peter Demakis (4)	2005	125,000	12,500	(3)	—	—
Chief Operating	2004	118,750	—	(5)	—	30,000
Officer	2003	—	—		—	—

Christopher Hentschel	2005	130,000	3,750	(3)	—	—
Vice President of	2004	127,923	—	(5)	—	—
Engineering	2003	126,000	—		—	—

Robert Stewart	2005	115,000	3,750	(3)	—	—
Vice President of	2004	115,000	—	(5)	—	—
Manufacturing	2003	104,769	—		—	5,000

(1)	All other compensation represents the cost of a split dollar whole life insurance policy with a face value of $1,005,000, a term insurance policy with a face value of $1,000,000, and a long-term disability policy. IEI is a beneficiary of the whole life insurance policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase the life insurance policies upon termination of his employment for the cash surrender value as of August 31, 2001.

(2)	Does not include perquisites, which do not exceed 10% of annual salary.

(3)	Amount represents bonuses paid during the fiscal year ending August 31, 2005, though were accrued in the prior year and previously reported in that year. In addition, the officer may, together with other non-officer employees, share in a bonus pool of $114,000 which at the present time has not been individually awarded to anyone.

(4)	Mr. Demakis commenced his employment in September 2003.

(5)	See footnote 3.

Compensation on Involuntary Termination

John Waldstein has an employment contract with IEI which provides for certain compensation to be paid to him if he is discharged by IEI without cause, as defined before the end of the term of his contract. Mr. Waldstein has a continuous three-year employment contract with a current minimum annual salary of approximately $185,000, subject to adjustment for inflation, plus an annual minimum bonus of $50,000 payable upon the achievement of specified goals and objectives. The salary and bonus of Mr. Waldstein is subject to performance reviews and annual adjustment as determined by IEI’s Compensation Committee.

If the employment of Mr. Waldstein is terminated by IEI without cause, including the election of a slate of board of director members not approved by Mr. Waldstein or a change in status as a result of an acquisition, merger or sale of assets (an “Acquisition”), IEI is obligated to pay at such termination an amount equal to his total salary and benefits to the conclusion of the contract period. In the event of an Acquisition of IEI, Mr. Waldstein’s base salary shall increase based on future adjustments for inflation. As of August 31, 2005, John Waldstein’s base salary to the conclusion of his contract period is approximately $554,000, plus future cost of living adjustments.

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

In addition to the foregoing, IEI also has employment letters with certain key management (including Messrs. Demakis, Hentschel and Stewart) that require salary and benefits continuation in the event of a termination of such employment as a result of an Acquisition. As of August 31, 2005, the salaries of such management personnel represent an aggregate of approximately $458,000.

Stock Option Grants

There were no option grants to any of the Executive Officers during the year ended August 31, 2005. Therefore, there are no hypothetical gains or “option spreads” to be calculated.

Year End Option Table

The following table sets forth information concerning the exercise of stock options and warrants by each of the Named Executive Officers and the number and value of unexercised options and warrants held by them as of August 31, 2005:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise	Value Realized (3)	Number of Unexercised Options at End of Fiscal 2005			Value of Unexercised in-the- Money Options at End of Fiscal 2005 (1)
Name			Exercisable		Unexercisable	Exercisable	Unexercisable
John Waldstein	—	$—	74,000	(2)	—	$45,310	$—
Peter Demakis	—	—	14,375		15,625	—	—
Christopher Hentschel	—	—	17,333		—	8,880	—
Robert Stewart	—	—	14,750		3,250	—	—

(1)	Difference between the fair market value of the underlying common stock on November 4, 2005 and the exercise price.

(2)	Includes warrants to purchase 10,000 shares of common stock. See Note 9 to the Consolidated Financial Statements.

(3)	The value realized represents the difference between the aggregate closing price of the shares on the date of exercise less the aggregate exercise price paid.

Compensation of Directors

Directors who are not executive officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 2005, directors’ fees were paid in the amounts of $8,000 each to Ms. Balcom and Mr. Paley, $4,000 to Mr. Charm, and $3,000 to Mr. Janjigian.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning ownership of IEI’s common stock as of October 31, 2005, (i) by all persons known by IEI to own beneficially 5% or more of the outstanding common stock, (ii) each current director and Named Executive Officer of IEI and (iii) all directors and executive officers as a group.

Name	Number of Shares(1)		Percent of Common Stock Owned
Executive Officers and Directors:

John Waldstein	277,405	(2)	13.6%
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Christopher Hentschel	30,301	(3)	1.5
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Peter Demakis	16,875	(4)	0.8
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Robert Stewart	14,750	(5)	0.7
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Heath Paley	12,500	(6)	0.6
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts

Albert Janjigian	12,500	(7)	0.6
116 Barnard Avenue
Watertown, Massachusetts

Diane Balcom	11,500	(8)	0.5
1403 Sharps Hill Road
Pittsburgh, Pennsylvania

Leslie Charm	2,500	(9)	0.1
39 Holden Avenue
Concord, Massachusetts

All directors and executive officers as a group (8 persons)	378,331	(10)	18.7

5% Shareholders:

David Weiner	153,940	(11)	8.9%
c/o W-Net, Inc.
3490 Laurel Canyon Blvd., Suite 327
Studio City, California

(Footnotes continued on following page)

(1)	Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to IEI, which may result in a change in control. The number of shares shown does include shares which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after October 31, 2005.

(2)	Includes vested options and warrants to purchase an aggregate 74,000 shares of IEI’s common stock granted at prices ranging from $1.17-$2.12 per share. Includes 6,234 shares of common stock held by Mr. Waldstein’s wife. Mr. Waldstein disclaims beneficial ownership of these shares.

(3)	Includes vested options to purchase an aggregate 15,333 shares of IEI’s common stock at prices ranging from $1.35-$2.54 per share. Includes 14,968 shares of common stock held jointly by Mr. Hentschel and his wife.

(4)	Includes vested options to purchase 16,875 shares of IEI’s common stock granted at a price of $2.75 per share.

(5)	Includes vested options to purchase an aggregate 14,750 shares of IEI’s common stock granted at prices ranging from $2.30-$2.80 per share.

(6)	Includes vested options to purchase an aggregate 8,500 shares of IEI’s common stock granted at prices ranging from $1.36-$2.81 per share.

(7)	Includes vested options to purchase 2,500 shares of IEI’s common stock granted at a price of $3.07 per share.

(8)	Includes vested options to purchase an aggregate 8,500 shares of IEI’s common stock granted at prices ranging from $1.36-$2.81 per share.

(9)	Includes vested options to purchase 2,500 shares of IEI’s common stock granted at a price of $3.07 per share.

(10)	Includes vested options and warrants to purchase an aggregate 137,958 shares of IEI’s common stock granted at prices ranging from $1.17-$3.07 per share.

(11)	Includes 85,000 shares owned by W-Net, Inc. (“W-Net”) and 68,940 shares owned by Woodman Management Corporation (“WMC”). Based on a Schedule 13D filed with the SEC, Mr. Weiner may be deemed to beneficially own the W-Net and WMC shares.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. The following Consolidated Financial Statements are included in Item 7:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended August 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended August 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended August 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules:

None. All schedules are omitted because they are inapplicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

(a)3. Exhibits:

3	Restated Articles of Organization and By-Laws are incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form S-18 (2-91218-B), filed on May 18, 1984 (hereinafter referred to as Registrant’s S-18).

3(a)	Amendment to Articles of Organization are incorporated by reference to Exhibit 3.1(a) of Registrant’s Registration Statement on Form S-1 (Registration No. 33-16333 which became effective on October 8, 1987 hereinafter referred to as Registrant’s S-1).

4	Instruments defining the rights of securities holders include the Restated Articles of Organization, By-Laws, Stock Certificate and Stock Purchase Warrant which are incorporated by reference to Exhibits 3, 4b and 4c to Registrant’s S-18.

10(a)	Nonqualified Stock Option Plan is incorporated by reference to Exhibit 10.1(ll) of Post-Effective Amendment No. 2 of Registrant’s S-1.

10(b)	1999 Stock Option Plan is incorporated by reference to the definitive proxy material for the 1999 special meeting in lieu of the annual meeting of shareholders.

10(c)	Stock Purchase Agreement dated as of June 19, 1990 by and among Registrant and Ecco Industries, Inc. is incorporated by reference to Exhibit (2.1) on Form 8-K dated July 2, 1990.

10(d)	Lease for Canton, Massachusetts facility between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

10(e)	Demand Loan and Security Agreement Accounts Receivable and Inventory dated as of February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(a) on Form 10-QSB for the period ended February 28, 2002.

10(f)	Demand Loan and Security Letter Agreement dated as of December 27, 2000 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(b) on Form 10-QSB for the period ended February 28, 2002.

10(g)	First amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated April 1, 1998 is incorporated by reference to Exhibit 10(k) on Form 10-KSB for the year ended August 31, 1998.

10(h)	Demand Loan and Security Letter Agreement dated May 20, 1999 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(c) on Form 10-QSB for the period ended February 28, 2002.

10(i)	Second amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated January 28, 1999 is incorporated by reference to 10(m) on Form 10-KSB for the year ended August 31, 1999.

10(j)	Third amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated September 27, 1999 is incorporated by reference to 10(n) on Form 10-KSB for the year ended August 31, 1999.

10(k)	Fourth amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated October 31, 2001 is incorporated by reference to 10(h) on Form 10-KSB for the year ended August 31, 2001.

10(l)	2001 restatement of the Employment, Non-Disclosure, and Non-Compete Agreement for John Waldstein dated September 13, 2001 is incorporated by reference to 10(i) on Form 10-KSB for the year ended August 31, 2001.

10(m)	Line of Credit Agreement for the Acquisition of Equipment dated as of December 11, 2001 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(d) on Form 10-QSB for the period ended February 28, 2002.

10(n)	Line of Credit Agreement for the Acquisition of Equipment dated January 14, 2003 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended February 28, 2003.

10(o)	Amendment to February 28, 1997 Demand Loan and Security Agreement, Accounts Receivable and Inventory dated April 11, 2003 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended May 31, 2003.

10(p)	November 26, 2003 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended November 30, 2003.

10(q)	February 24, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended February 29, 2004.

10(r)	February 26, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(b) on Form 10-QSB for the three months ended February 29, 2004.

10(s)	April 19, 2005 Eastern Bank letter confirming demand and equipment lines were not renewed.

16.1	Letter dated March 7, 2005 from Deloitte & Touche LLP as required by regulation SB item 304(2)(3).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 18, 2005 we furnished a Current Report on Form 8-K to the SEC under Item 3 stating that although IEI had not received any notice from NASDAQ with respect to being delisted from NASDAQ, IEI discovered on July 14, 2005 that it was not able to trade on NASDAQ and discovered that it was being traded in the pink sheets. As a result, IEI believed that it had been delisted from NASDAQ and that it would no longer be traded on NASDAQ because IEI was not in compliance with NASDAQ marketplace rule 4310(c)(2)(B) which requires IEI to have a minimum of $2,500,000 in stockholders equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees incurred by IEI from BDO Seidman, LLP, IEI’s principal accountant since March 10, 2005, and Deloitte & Touche LLP, IEI’s principal accountant until February 25, 2005, for professional services rendered for the fiscal years ending August 31, 2005 and 2004:

Fee Category	Fiscal 2005 Fees (1)	Fiscal 2004 Fees
Audit fees	$123,340	$101,000
Audit-related fees	—	—
Tax fees	—	4,950
All other fees	—	—

Total fees	$123,340	$105,950

(1)	Includes fees billed and estimated to be billed by BDO Seidman, LLP in 2005 for the 2005 audit and related consulting.

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

Audit Committee Pre-Approval

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by case basis. During fiscal 2005, no services were provided to IEI by Deloitte & Touche LLP, BDO Seidman, LLP, or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ELECTRONICS, INC.

Date: November 28, 2005	By:	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Waldstein John Waldstein	President, Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer, Chairman of the Board and a Director	November 28, 2005

/s/ Diane Balcom Diane Balcom	Director	November 28, 2005

/s/ Heath Paley Heath Paley	Director	November 28, 2005

/s/ Leslie Charm Leslie Charm	Director	November 28, 2005

/s/ Albert Janjigian Albert Janjigian	Director	November 28, 2005

International Electronics, Inc.

Exhibits to 10-KSB

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of International Electronics, Inc.

Canton, Massachusetts

We have audited the accompanying consolidated balance sheet of International Electronics, Inc. and subsidiaries (the “Company”) as of August 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Electronics, Inc. and subsidiaries as of August 31, 2005, and the results of their operations and their cash flows for the year ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts

November 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of International Electronics, Inc.

Canton, Massachusetts

We have audited the accompanying consolidated balance sheet of International Electronics, Inc. and subsidiaries (the “Company”) as of August 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of International Electronics, Inc. and subsidiaries as of August 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 12, 2004

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2005 AND 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,165,847	$2,142,526
Accounts receivable, net of allowances for doubtful accounts and returns of $228,000 and $238,000 in 2005 and 2004, respectively	1,800,250	1,262,327
Inventories	846,156	762,365
Other current assets	245,100	276,260

Total current assets	4,057,353	4,443,478

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization	605,874	771,155

OTHER ASSETS	6,055	6,055

TOTAL ASSETS	$4,669,282	$5,220,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$904,765	$501,267
Accrued expenses	1,349,958	1,367,588
Current portion of long-term obligations	238,385	262,177

Total current liabilities	2,493,108	2,131,032

LONG-TERM OBLIGATIONS—Less current portion	—	196,175

Total liabilities	2,493,108	2,327,207

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—authorized, 5,984,375 shares; issued, 1,731,531 and 1,764,531 shares in 2005 and 2004, respectively	17,315	17,645
Additional paid in capital	5,113,627	5,149,221
Accumulated deficit	(2,954,768)	(2,234,741)
Treasury stock—at cost, 0 and 35,000 shares in 2005 and 2004, respectively	—	(38,644)

Total shareholders’ equity	2,176,174	2,893,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,669,282	$5,220,688

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2005, 2004 AND 2003

	2005	2004	2003
NET SALES	$12,646,997	$11,393,708	$10,291,370

COST OF SALES	6,978,820	6,626,589	5,729,331

GROSS PROFIT	5,668,177	4,767,119	4,562,039

OPERATING EXPENSES:
Research and development costs	1,228,920	1,177,463	1,090,604
Selling, general and administrative expenses	5,162,954	4,257,437	3,435,620

Total operating expenses	6,391,874	5,434,900	4,526,224

INCOME (LOSS) FROM OPERATIONS	(723,697)	(667,781)	35,815

INTEREST EXPENSE	(20,097)	(24,929)	(27,462)

OTHER INCOME	25,867	18,228	23,578

INCOME (LOSS) BEFORE INCOME TAXES	(717,927)	(674,482)	31,931

PROVISION FOR INCOME TAXES	2,100	451,000	8,800

NET INCOME (LOSS)	$(720,027)	$(1,125,482)	$23,131

NET INCOME (LOSS) PER SHARE:
Basic	$(0.42)	$(0.68)	$0.01

Diluted	$(0.42)	$(0.68)	$0.01

SHARES USED IN COMPUTING NET (LOSS) INCOME PER SHARE:
Basic	1,729,536	1,654,326	1,610,046

Diluted	1,729,536	1,654,326	1,717,147

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED AUGUST 31, 2005, 2004 AND 2003

	Common Stock		Additional paid in capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Cost
BALANCE—August 31, 2002	1,643,731	$16,437	$4,997,786	$(1,132,390)	35,000	$(38,644)	$3,843,189
Stock issued upon exercise of stock options and warrants	10,000	100	15,200	—	—	—	15,300
Tax benefits for stock options and warrants	—	—	3,800	—	—	—	3,800
Net income	—	—	—	23,131	—	—	23,131

BALANCE—August 31, 2003	1,653,731	16,537	5,016,786	(1,109,259)	35,000	(38,644)	3,885,420
Stock issued upon exercise of stock options and warrants	110,800	1,108	132,435	—	—	—	133,543
Net loss	—	—	—	(1,125,482)	—	—	(1,125,482)

BALANCE—August 31, 2004	1,764,531	17,645	5,149,221	(2,234,741)	35,000	(38,644)	2,893,481
Stock issued upon exercise of stock options and warrants	2,000	20	2,700	—	—	—	2,720
Reclassification of treasury shares	(35,000)	(350)	(38,294)	—	(35,000)	38,644	—
Net loss	—	—	—	(720,027)	—	—	(720,027)

BALANCE—August 31, 2005	1,731,531	$17,315	$5,113,627	$(2,954,768)	—	$—	$2,176,174

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(720,027)	$(1,125,482)	$23,131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	272,506	332,303	354,638
Deferred income taxes	—	445,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(537,923)	189,816	(735,939)
Inventories	(83,791)	2,309	13,724
Other current assets	31,160	(16,739)	10,391
Accounts payable and accrued expenses	385,868	352,213	4,846
Income taxes payable	—	—	3,800

Net cash (used in) provided by operating activities	(652,207)	179,420	(323,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(107,225)	(404,621)	(229,311)
Other assets	—	2,007	(101)

Net cash used in investing activities	(107,225)	(402,614)	(229,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt obligations	50,652	317,879	215,243
Payments of debt obligations	(270,619)	(351,780)	(328,105)
Proceeds from exercise of stock options and warrants	2,720	133,543	15,300

Net cash (used in) provided by financing activities	(217,247)	99,642	(97,562)

CASH AND CASH EQUIVALENTS—(Decrease) during the year	(976,679)	(123,552)	(650,383)
CASH AND CASH EQUIVALENTS—Beginning of year	2,142,526	2,266,078	2,916,461

CASH AND CASH EQUIVALENTS—End of year	$1,165,847	$2,142,526	$2,266,078

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,097	$24,929	$27,462

Income taxes paid	$6,225	$1,225	$44,634

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents—IEI considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Allowance for Doubtful Accounts and Sales Returns—The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.

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

Estimated Lives
Machinery and equipment	3-7 years
Office furniture and equipment	2-7 years
Leasehold improvements	Shorter of life of lease or useful life

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

Warranty Reserve—IEI accrues for warranty costs based on the historical rate of claims and costs to provide warranty services as the sale is recognized. While IEI believes the accrual for warranty costs is adequate to address known warranty issues, if IEI experiences an increase in warranty claims that are higher than its historical experience or its costs to provide warranty services increase, IEI may be required to increase its warranty accrual and as a result, its gross profit margin would be adversely affected.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

Significant Estimates and Judgments—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include allowances for doubtful accounts and sales returns, inventory reserves, warranty accrual, income taxes and contingencies. Changes in estimates are recorded in the period in which they become known. IEI bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from IEI’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Research and Development Costs—All research and development costs are charged to operations as incurred. Research and development expenditures were approximately $1,229,000, $1,177,000 and $1,091,000 for fiscal 2005, 2004 and 2003, respectively. IEI’s net sales include research and development revenues from customers of approximately $421,000, $123,000 and $114,000 during fiscal 2005, 2004 and 2003, respectively.

Advertising Costs—Advertising costs are charged to operations as incurred. Advertising expense was $46,453, $59,370 and $51,505 during fiscal 2005, 2004 and 2003, respectively.

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

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net (loss) income per share:

	2005	2004	2003
Weighted-average shares outstanding for basic net (loss) income per share	1,729,536	1,654,326	1,610,046
Effect of dilutive option and warrant shares	—	—	107,101

Total shares for diluted net (loss) income per share	1,729,536	1,654,326	1,717,147

The calculations for diluted net (loss) income per share do not include aggregate anti-dilutive stock options and warrants of 302,540, 266,812 and 37,300 for the years ended August 31, 2005, 2004 and 2003, respectively.

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 3.0% in 2005, 2004 and 2003; volatility of 100% in 2005 and 2004 and 120% for 2003; an expected life of five years, and the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the years ended August 31, 2005, 2004 and 2003. Had employee stock-based compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net (loss) income and pro forma net (loss) income per share would have been as follows for the years ended August 31:

	2005	2004	2003
Net (loss) income:
As reported	$(720,027)	$(1,125,482)	$23,131
Less employee stock-based compensation under fair value method	(55,083)	(52,997)	(44,290)

Pro forma net (loss) income	$(775,110)	$(1,178,479)	$(21,159)

Net (loss) income per share:
Basic as reported	$(0.42)	$(0.68)	$0.01
Basic pro forma	$(0.45)	$(0.71)	$(0.01)
Diluted as reported	$(0.42)	$(0.68)	$0.01
Diluted pro forma	$(0.45)	$(0.71)	$(0.01)

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

Comprehensive Income (Loss)—Comprehensive income (loss) represents income (loss) from the normal course of operations though excludes contributions of capital by owners or distributions of profits or capital of owners. For each of the three years in the period ended August 31, 2005 comprehensive income (loss) does not differ from the reported net income (loss).

Disclosure About Segments of an Enterprise—Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. IEI has determined that it conducts its operations in one operating and reporting segment.

Recent Accounting Pronouncement— In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Principles Board Opinion No. 43, Chapter 4, or SFAS 151. SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in the inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this pronouncement on September 1, 2005 and we do not expect the adoption will have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). IEI is required to adopt the provisions of FAS 123R as of the beginning of its first fiscal quarter of 2007, beginning September 1, 2006. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of FAS 123R and the valuation of share-based payments for public companies. IEI will be evaluating the requirements of FAS 123R and SAB 107. The impact of FAS 123R and SAB 107 cannot be predicted at this time because it will depend on the fair-market value of the awards issued and the amount of the share based awards granted in the future.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

2.	INVENTORIES

Inventories at August 31 consist of the following:

	2005	2004
Raw materials and subassemblies	$460,800	$442,638
Work in process	159,014	159,020
Finished goods	226,342	160,707

	$846,156	$762,365

3.	PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

	2005	2004
Machinery and equipment	$2,046,859	$2,022,494
Office furniture and equipment	1,289,753	1,255,059
Leasehold improvements	343,350	331,105
Capital in progress	17,700	—

	3,697,662	3,608,658
Less accumulated depreciation and amortization	(3,091,788)	(2,837,503)

	$605,874	$771,155

Depreciation expense was $272,506, $332,303 and $354,638 for 2005, 2004 and 2003, respectively.

4.	OTHER BALANCE SHEET DATA

Accrued Expenses—Accrued expenses at August 31 consist of the following:

	2005	2004
Payroll and related amounts	$595,969	$510,110
Warranty	287,569	354,845
Professional fees	173,228	239,830
Other	293,192	262,803

	$1,349,958	$1,367,588

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

Warranty—The following table sets forth the activity in IEI’s warranty accrual, included in accrued expenses:

Year Ended August 31:	Balance at Beginning of Year	Charged to Costs and Expenses	Payments	Balance at End of Year
2005	$354,845	$239,965	$(307,241)	$287,569
2004	385,833	229,930	(260,918)	354,845
2003	395,833	214,148	(224,148)	385,833

Allowance for Doubtful Accounts and Returns—The following table sets forth the activity in IEI’s allowance for doubtful accounts and returns:

Year Ended August 31:	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (A)	Balance at End of Year
2005	$238,000	$—	$(10,000)	$228,000
2004	253,000	—	(15,000)	238,000
2003	209,000	51,000	(7,000)	253,000

(A) Net write-offs of bad debts (net of recoveries) and returns.

5.	LONG-TERM OBLIGATIONS

Long-term obligations at August 31 consist of the following:

	2005	2004
Equipment line of credit—interest rates from 4.0% - 7.5% (Note 6)	$238,385	$458,352
Less current portion	(238,385)	(262,177)

	$—	$196,175

In February 2005 the equipment line of credit expired and was not renewed, and therefore the debt was classified as a current liability on the balance sheet. Eastern Bank agreed to the original repayment schedule as dictated by the equipment line of credit. The outstanding balance of $238,385 is scheduled to be paid as follows: $167,691 in fiscal 2006, $62,252 in fiscal 2007 and $8,442 in fiscal 2008.

6.	BANK ARRANGEMENTS

IEI had available through February 28, 2005 an equipment line of credit, as amended November 12, 2004, that provided for borrowings of up to $500,000 and a demand bank line of credit that provided for borrowings of up to $1,000,000. The equipment and demand lines of credit expired February 28, 2005 and were not renewed. As of August 31, 2005, there were no borrowings outstanding under the demand line of credit and approximately $238,000 in borrowings outstanding as equipment debt. The outstanding debt is accruing interest at a rate of 5%, or  1/2% less than the bank’s rate at IEI’s option. The bank’s rate at August 31, 2005 was 6.5%. IEI pledged all assets as collateral under this agreement. As this agreement has expired and not been renewed, IEI has shown the debt as current, though IEI is paying the outstanding debt on a monthly basis as stated in the original agreement, with payments due through May 2008 (Note 5).

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

7.	COMMITMENTS AND CONTINGENCIES

Leases—IEI leases an administrative and production facility under an operating lease expiring in April 2006 at an annual rate of $161,000. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred. Total rental expense for operating leases for the year ended August 31, 2005 was approximately $352,000, while the rental expense for both the years ended August 31, 2004 and 2003 was approximately $252,000 each.

Employment Arrangements—IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $185,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $458,000 in salaries as of August 31, 2005) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI (an “Acquisition”).

Litigation—From time to time, IEI is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties. On the basis of information presently available, IEI is not currently aware of any legal proceedings or claims that it believes are likely to have a material effect on its financial position or results of operations.

8.	INCOME TAXES

The provision for income taxes is composed of the following for the years ended August 31:

	2005	2004	2003
Current:
Federal (net of tax benefits for operating loss carryforwards of $6,000 in 2003)	$—	$—	$3,800
State	2,100	6,000	3,000

Total current provision	2,100	6,000	6,800

Deferred:
Federal	—	385,000	—
State	—	60,000	2,000

Total deferred provision	—	445,000	2,000

Total provision	$2,100	$451,000	$8,800

IEI’s effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

	2005	2004	2003
Statutory federal income tax (benefit) expense	(34.0)%	(34.0)%	34.0%
State income taxes—net of federal benefit	.2	.6	5.3
Other permanent items	1.4	(0.8)	17.6
Other	(2.5)	(1.8)	(29.3)
Valuation allowance	35.2	102.9	—

Effective tax rate	.3%	66.9%	27.6%

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

As of August 31, 2005, IEI has remaining tax loss carryforwards of approximately $1,831,000, expiring in varying amounts through 2025. IEI also has available research and development credit carryforwards of approximately $73,000 expiring through 2025. Net loss and tax credit carryforwards may be limited in the event of certain circumstances, including significant changes in ownership interests.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI increased its valuation allowance by $317,000 and $760,000 in 2005 and 2004, respectively.

IEI provides for income taxes at the end of each interim period based on the estimated effective annual tax rate/benefit for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. In the fourth quarter of fiscal 2005, upon completion of IEI’s 2006 operating plan and fiscal 2005 financial results, management decided to keep a full valuation allowance against the calculated deferred tax asset due to the uncertainty of realizing the benefit of these assets.

The following is a summary of the significant components of IEI’s deferred tax assets (liabilities) at August 31:

	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforwards	$733,000	$390,000
Tax credits	73,000	48,000
Accounts receivable reserves	91,000	95,000
Inventories and related reserves	186,000	220,000
Other	68,000	76,000
Depreciation	(74,000)	(69,000)
Valuation allowance	(1,077,000)	(760,000)

	$—	$—

In accordance with SFAS No. 109, Accounting for Income Taxes, and SFAS No. 5, Accounting for Contingencies, IEI established reserves for tax contingencies that reflect its best estimate of the transactions and deductions that IEI may be unable to sustain or that IEI could be willing to concede as part of a broader tax settlement. Tax authorities periodically challenge certain transactions and deductions IEI reported on its income tax returns. IEI does not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

9.	CAPITAL TRANSACTIONS

Stock Options—Since 1988, IEI has approved and reserved shares of common stock for nonqualified and incentive stock option plans for the benefit of certain employees, nonemployee directors and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the “Committee”), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors and key advisors with vesting provisions established by the Committee. All of the options vest 100% and are fully exercisable in the event of an acquisition of IEI, as defined by the plans. At August 31, 2005, 18,110 options remain available for future grants under the plans.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

A summary of activity of the stock option plans is as follows:

	Shares	Exercise Price Per Share
Outstanding—August 31, 2002	350,373	1.65

Granted (weighted-average fair value of $2.33)	12,300	2.80
Exercised	(10,000)	1.53
Canceled/expired	(46,500)	1.62

Outstanding—August 31, 2003	306,173	1.71

Granted (weighted-average fair value of $2.23)	40,000	2.96
Exercised	(83,800)	1.35
Canceled/expired	(7,000)	1.00

Outstanding—August 31, 2004	255,373	2.04

Granted (weighted-average fair value of $3.07)	33,500	3.07
Exercised	(1,000)	1.36
Canceled/expired	(5,500)	1.28

Outstanding—August 31, 2005	282,373	2.17

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
1.17—1.90	132,073	3.27	1.50	126,948	1.49
2.12—3.57	149,300	6.77	2.75	78,325	2.65
5.51	1,000	6.89	5.51	500	5.51

	282,373	5.13	2.17	205,773	1.94

Stock Warrants—IEI has issued stock warrants in connection with certain services. A summary of activity of stock warrants is as follows:

	Consultant	Officer	Total
Outstanding—August 31, 2002 and 2003	13,167	35,000	48,167
Exercised	(2,000)	(25,000)	(27,000)

Outstanding—August 31, 2004 (weighted-average exercise price of $1.87)	11,167	10,000	21,167
Exercised	(1,000)	—	(1,000)

Outstanding—August 31, 2005 (weighted-average exercise price of $1.90)	10,167	10,000	20,167

Exercisable	10,167	10,000	20,167

Exercise prices	$1.67—$1.69	$2.12	$1.67—$2.12

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

IEI has granted certain “piggy-back” rights to certain warrant holders with respect to the registration of such shares underlying the warrants with the SEC.

Common Stock Reserved—Common stock reserved for future issuance at August 31, 2005 consists of the following:

Stock warrants	20,167
Stock options	300,483

320,650

10.	BENEFIT PLAN

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

One customer in the years 2005, 2004 and 2003 contributed more than 10% of net sales, representing an aggregate of 32% of net sales in 2005, 35% in 2004 and 38% in 2003. The accounts receivable from this customer amounted to approximately $258,000 $239,000 and $646,000 at August 31, 2005, 2004 and 2003, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico, were 11% of net sales in 2005 and 2004 and 10% in 2003.

IEI sales by product category consist of the following for the years ended August 31:

	2005	2004	2003
Access control and stand alone keypad	$11,665,399	$10,584,427	$9,545,320
PowerKey™	648,729	358,848	344,124
Glassbreak detectors	332,869	450,433	401,926

	$12,646,997	$11,393,708	$10,291,370

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

12.	OTHER INCOME

Other income consists of the following for the years ended August 31:

	2005	2004	2003
Interest	$25,500	$16,634	$26,274
Other income (expense), net	367	1,594	(2,696)

	$25,867	$18,228	$23,578

* * * * * *