Form 10KSB/A
period 2004-08-31
INTERNATIONAL ELECTRONICS INC
filed 2005-12-07
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

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

INTERNATIONAL ELECTRONICS, INC.

ANNUAL REPORT ON FORM 10-KSB/A

EXPLANATORY NOTE

This Amendment amends Form 10-KSB filed with the Securities and Exchange Commission on November 22, 2004. Only Items 8A and Exhibit 31.1 of this 10-KSB/A have been changed from the 10-KSB together with the dates on the signature page and dates on Exhibits 23.1, 31.1 and 32.1.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in this Annual Report on Form 10-KSB/A for the year ended August 31, 2004 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, income taxes and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report. Based on that evaluation, the chief executive and chief financial officer has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNATIONAL ELECTRONICS, INC.

Date: December 7, 2005	By:	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Waldstein John Waldstein	President, Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer, Chairman of the Board and a Director	December 7, 2005

/s/ Diane Balcom Diane Balcom	Director	December 7, 2005

/s/ Heath Paley Heath Paley	Director	December 7, 2005

International Electronics, Inc.

Exhibits to 10-KSB/A

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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