Form 10QSB
period 2005-11-30
INTERNATIONAL ELECTRONICS INC
filed 2006-01-17
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

As of December 31, 2005 there were 1,738,931 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended November 30, 2005

Part I.	Financial Information
Item 1:	Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 30, 2005	August 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$753,592	$1,165,847
Accounts receivable, net	1,836,385	1,800,250
Inventories	1,134,914	846,156
Other current assets	302,368	245,100

Total current assets	4,027,259	4,057,353

Property and equipment, net	643,811	605,874

Other assets	6,055	6,055

	$4,677,125	$4,669,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,091,440	$904,765
Accrued expenses	1,463,623	1,349,958
Current portion of long-term obligations	191,696	238,385

Total current liabilities	2,746,759	2,493,108

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares Issued and outstanding 1,738,931 and 1,731,531 shares at November 30, 2005 and August 31, 2005, respectively	17,389	17,315
Capital in excess of par value	5,124,145	5,113,627
Accumulated deficit	(3,211,168)	(2,954,768)

Total shareholders’ equity	1,930,366	2,176,174

	$4,677,125	$4,669,282

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	November 30, 2005	November 30, 2004
Net Sales	$3,368,960	$2,736,053
Cost of sales	1,936,342	1,582,717

Gross profit	1,432,618	1,153,336

Operating expenses:
Research and development	348,602	283,273
Selling, general and administrative	1,343,147	1,318,576

Total operating expenses	1,691,749	1,601,849

Loss from operations	(259,131)	(448,513)
Interest expense	(4,448)	(5,378)
Interest income	7,179	6,283

Loss before income taxes	(256,400)	(447,608)

Provision for income taxes	—	—

Net loss	($256,400)	($447,608)

Basic and diluted net loss per share	($0.15)	($0.26)

Shares used in computing net loss per share	1,737,705	1,729,531

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	November 30, 2005	November 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($256,400)	($447,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,454	64,482
Changes in operating assets and liabilities:
Accounts receivable	(36,135)	305,228
Inventories	(288,758)	(268,926)
Other current assets	(57,268)	18,080
Accounts payable and accrued expenses	300,340	(18,568)

Net cash used in operating activities	(279,767)	(347,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(96,391)	(16,451)

Net cash used in investing activities	(96,391)	(16,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	10,592	—
Payment of debt obligations	(46,689)	(84,317)

Net cash used in financing activities	(36,097)	(84,317)

CASH AND CASH EQUIVALENTS:
Net decrease during period	(412,255)	(448,080)
Balances, beginning of period	1,165,847	2,142,526

Balances, end of period	$753,592	$1,694,446

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,448	$5,378

Income taxes paid	$—	$6,225

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc.’s (IEI) management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2005 and November 30, 2004 and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended November 30, 2005 may not be indicative of the results for the full fiscal year.

Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although IEI believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in IEI’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IEI and its inactive majority-owned subsidiaries, Ecco Industries, Inc. and International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated.

(c)	Limited Financial Resources

IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the three months ended November 30, 2005 and years ended August 31, 2005 and 2004, IEI had net losses of approximately ($256,000), ($720,000) and ($1,125,000), respectively. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom IEI makes substantial sales (Note 10). IEI generally does not obtain collateral in support of its trade accounts receivable.

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

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or use the intrinsic value-based method provided by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” IEI uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all nonemployee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148, requires companies using the intrinsic-value method under APB No. 25 to make pro-forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123. See Note 1(f).

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% and an expected life of 5 years, with the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three months ended November 30, 2005 and November 30, 2004. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended
	Nov. 30, 2005	Nov. 30, 2004
Net loss:
As reported	($256,400)	($447,608)
Less employee stock-based compensation under fair value method	(8,432)	(11,238)

Pro forma	($264,832)	($458,846)

Loss per share:
Basic and diluted as reported	($0.15)	($0.26)

Basic and diluted pro forma	($0.15)	($0.27)

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

(f)	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4, or SFAS 151. SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in the inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. IEI adopted this

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

pronouncement on September 1, 2005 and it does not have a material impact on our financial condition or results of operation.

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI recorded a valuation allowance on all of the net deferred tax assets as of August 31, 2005. IEI evaluated the valuation allowance as of November 30, 2005 and determined that there remains an uncertainty of realizing the benefit, and therefore the valuation allowance is unchanged.

3.	Significant Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ materially from those estimates.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

4.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the periods. Diluted net loss per share is computed when required by dividing net loss by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method).The impact on earnings per share of the aggregate stock options and warrants of 206,856 as of November 30, 2005 and 264,069 as of November 30, 2004 are not included in these financial statements, as their effects would have been anti-dilutive.

5.	Inventories

Inventories consist of the following:

	Nov. 30, 2005	Aug. 31, 2005
Raw materials	$700,639	$460,800
Work in progress	218,543	159,014
Finished goods	215,732	226,342

	$1,134,914	$846,156

6.	Other Balance Sheet Data

Allowance for Doubtful Accounts and Returns

The following table sets forth activity in IEI’s allowance for doubtful accounts and returns for the three months ended November 30, 2005 and 2004:

	Balance at beginning of period	Charges to costs and expenses	Deductions(a)	Balance end of period
Nov. 30, 2005	$227,841	$20,959	—	$248,800
Nov. 30, 2004	238,495	—	—	238,495

(a) Net write-offs of bad debts (net of recoveries) and returns.

Warranty

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the three months ended November 30, 2005 and 2004:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
Nov. 30, 2005	$287,569	$74,896	($74,896)	$287,569
Nov. 30, 2004	354,845	57,432	(57,432)	354,845

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

7.	Commitments and Contingencies

Leases – IEI leases an administrative and production facility under an operating lease expiring in April 2006 at an annual rate of $161,000. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred.

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $185,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $458,000 in salaries as of November 30, 2005) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

Litigation – From time to time, IEI is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties. On the basis of information presently available, IEI is not currently aware of any legal proceedings or claims that it believes are likely to have a material effect on its financial position or results of operations.

8.	Long-term Obligations

Long-term obligations are summarized as follows:

	Nov. 30, 2005	Aug. 31, 2005
Equipment line of credit, 6%-8% (Note 9)	$191,696	$238,385
Less current portion	(191,696)	(238,385)

	$—	$—

In February 2005 the equipment line of credit expired and was not renewed, and therefore the debt was classified as a current liability on the balance sheet. Eastern Bank agreed to the original repayment schedule as dictated by the equipment line of credit. The outstanding balance of $191,696 is scheduled to be paid as follows: $149,906 in fiscal 2006, $37,569 in fiscal 2007 and $4,221 in fiscal 2008.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

9.	Bank Arrangements

IEI had available through February 28, 2005 an equipment line of credit, as amended November 12, 2004, that provided for borrowings of up to $500,000 and a demand bank line of credit that provided for borrowings of up to $1,000,000. The equipment and demand lines of credit expired February 28, 2005 and were not renewed. As of November 30, 2005, there were no borrowings outstanding under the demand line of credit and $191,696 in borrowings outstanding as equipment debt. The outstanding debt is accruing interest at the bank’s rate which varied between 6-8% during the quarter. IEI pledged all assets as collateral under this agreement. As this agreement has expired and not been renewed, IEI has shown the debt as current, though IEI is paying the outstanding debt on a monthly basis as stated in the original agreement, with payments due through May 2008 (Note 8).

10.	Vendor, Customer and Sales Information

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

Net sales to our largest customer contributed 34% for the three month period ending November 30, 2005 and 35% of net sales for the same period in fiscal 2005. The accounts receivable from this customer amounted to approximately $466,000 and $258,000 as of November 30, 2005 and August 31, 2005, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico were 8% of net sales for the three month period ended November 30, 2005, and were 17% for the comparable period of fiscal 2005.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2005 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, income taxes and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue recognition – Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, we recognize revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on our historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition.

Allowance for Doubtful Accounts and Sales Returns – The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.

Inventory Obsolescence Reserve – Inventory purchases and commitments are based upon future demand forecasts for our products and our current level of inventory. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and as a result, our gross profit margin would be adversely affected.

Warranty Reserve – We accrue for warranty costs based on the historical rate of claims and costs to provide warranty services as the sale is recognized. While we believe the accrual for warranty costs is adequate to address known warranty issues, if we experience an increase in warranty claims that are higher than our historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual and as a result, our gross profit margin would be adversely affected.

Deferred Income Taxes – SFAS No. 109, “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Our effective income tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

Loss Contingencies – We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be recognized or adjusted.

Results of Operations

Three months ended November 30, 2005 and 2004

Net sales. Net sales for the first quarter of fiscal 2006 ending November 30, 2005 increased 23% compared to the first quarter of fiscal 2005. The increases in net sales are primarily the result of a 30% increase in demand for our keypad product lines. For the three months ended November 30, 2005, our largest customer contributed 34% of net sales, compared to 35% for the same period in fiscal 2005.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries, and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 43% for the three months ended November 30, 2005, compared to 42% for the three months ended November 30, 2004. The increase in the gross profit ratio is primarily due to changes in the product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses, as a percentage of net sales, were 10% for the first quarters of fiscal 2006 and 2005. In absolute dollars, the research and development in the first quarter of fiscal year 2006 increased by $65,000 over the first quarter of fiscal year 2005, which is primarily due to increases in consulting expenses and costs associated with a contract entered into with S2 Security Corporation. The purpose of the contract was to reengineer the eMerge 5000 product. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 40% and 48%, for the three months ended November 30, 2005 and 2004, respectively. For the respective three-month periods, the decrease in expenses as a percentage of net sales is due to higher net sales. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and continue to expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $4,448 and $5,378 for the three months ended November 30, 2005 and 2004, respectively. The decrease relates to a reduction in the outstanding debt.

Interest Income. Interest income was $7,179 and $6,283 for the three months ended November 30, 2005 and 2004, respectively. The increase is primarily due to an increase in interest rates.

Income Taxes. For the three months ended November 30, 2005 and 2004, we recorded no current provision for income taxes due to our net loss.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than the future contractual cash obligations listed on the next page, that are reasonably likely to have a current or future material effect on our condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of November 30, 2005, IEI had $1,280,500 in working capital as compared to $1,564,245 at August 31, 2005. The ratio of current assets to current liabilities as of November 30, 2005 was 1.5, as compared to 1.6 at August 31, 2005. The debt to equity ratio, which is a measure of a company’s financial leverage and is computed by dividing total liabilities over shareholders’ equity, was 1.4 at November 30, 2005 and 1.1 at August 31, 2005. The decrease in working capital and current ratio and increase in debt to equity ratio is primarily due to our net loss for the three months ended November 30, 2005.

Net cash flows used in operating activities was $279,767 for the three months ended November 30, 2005, as compared to net cash flows used in operating activities of $347,312 for the comparable period of the prior year. The decrease in cash is primarily the result of the net loss and increase in inventory and accounts receivable balances offset by an increase in accounts payable and accrued expenses. The increase in inventories is primarily due to new product introductions and the timing of purchases. The increase in receivables of approximately $36,000 during the three month period is primarily due to the increase in sales volume. The increase in accounts payable and accrued expenses of approximately $300,000 is due to management’s decision to maintain a certain cash level.

Net cash flows from investing activities were increased because net capital expenditures were $96,391 and $16,451 for the three months ended November 30, 2005 and 2004, respectively. IEI anticipates having up to $300,000 in total capital expenditures in the next 12 months primarily for the purchase of license fees and production and engineering equipment. We expect our 2006 capital expenditures to be financed from cash flows from operations.

Net cash flows used in financing activities was $36,097 for the three months ended November 30, 2005, as compared to $84,317 for the comparable period of the prior year. The decrease in net cash flows used is primarily a result of a decrease in payments made on borrowings due to the decrease in outstanding debt together with proceeds from the exercise of stock options and warrants.

The following table summarizes our future contractual cash obligations as of November 30, 2005:

	Less than 1 year	1 to 3 years	Total
Notes payable – Eastern Bank	$191,696	$—	$191,696
Employment agreement	184,641	369,282	553,923
Purchase obligations	2,131,392	94,618	2,226,010
Operating lease obligations	66,973	—	66,973

	$2,574,702	$463,900	$3,038,602

Purchase commitments in the table above, represents outstanding purchase orders on materials, services and supplies. Some of these purchase orders extend over several years. The supplier’s production is solely dependent on IEI’s forecasted requirements which may vary over an extended period of time. Therefore, IEI’s liability is limited to the releases of those forecasted requirements that are scheduled within the next three to six months.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4, or SFAS 151. SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in the inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. IEI adopted this pronouncement on September 1, 2005 and it does not have a material impact on our financial condition or results of operation.

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 34% and 35% of IEI’s total net sales for the three months period ended November 30, 2005 and 2004, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the quarter ended November 30, 2005, and years ended August 31, 2005 and 2004, IEI had net losses of approximately ($256,000), ($720,000) and ($1,125,000), respectively. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. For the quarter ended November 30, 2005 IEI’s foreign sales represented approximately 8% of net sales, while during the year ended August 31, 2005, IEI’s foreign sales represented approximately 11% of net sales. There may be a reduction in IEI’s foreign sales from the 2005 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Date: 01/17/06

/s/  John Waldstein

John Waldstein, President and Chief Executive

Officer, Treasurer, Chief Financial and Accounting

Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended November 30, 2005

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