Form 10QSB
period 2006-02-28
INTERNATIONAL ELECTRONICS INC
filed 2006-04-13
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2006, there were 1,738,931 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended February 28, 2006

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	February 28, 2006	August 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$772,643	$1,165,847
Accounts receivable, net	1,673,280	1,800,250
Inventories, net	1,109,249	846,156
Other current assets	322,828	245,100

Total current assets	3,878,000	4,057,353

Property and equipment, net	625,741	605,874

Other assets	16,055	6,055

	$4,519,796	$4,669,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$983,664	$904,765
Accrued expenses	1,602,900	1,349,958
Current portion of long-term obligations	148,918	238,385

Total current liabilities	2,735,482	2,493,108

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares Issued and outstanding 1,738,931 and 1,731,531 at February 28, 2006 and August 31, 2005, respectively	17,389	17,315
Capital in excess of par value	5,124,145	5,113,627
Accumulated deficit	(3,357,220)	(2,954,768)

Total shareholders’ equity	1,784,314	2,176,174

	$4,519,796	$4,669,282

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	Feb. 28, 2006	Feb. 28, 2005	Feb. 28, 2006	Feb. 28, 2005
Net sales	$3,509,998	$3,041,968	$6,878,958	$5,778,021
Cost of sales	1,864,502	1,635,881	3,800,844	3,218,598

Gross profit	1,645,496	1,406,087	3,078,114	2,559,423

Operating expenses:
Research and development	280,185	282,152	628,787	565,425
Selling, general and administrative	1,511,773	1,300,994	2,854,920	2,619,570

Total operating expenses	1,791,958	1,583,146	3,483,707	3,184,995

Loss from operations	(146,462)	(177,059)	(405,593)	(625,572)
Interest expense	(3,589)	(5,578)	(8,037)	(10,956)
Other income	3,999	6,019	11,178	12,302

Net loss	$(146,052)	$(176,618)	$(402,452)	$(624,226)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.23)	$(0.36)

Shares used in computing net loss per share:	1,738,931	1,729,531	1,738,314	1,729,531

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	Feb. 28, 2006	Feb. 28, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(402,452)	$(624,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,992	133,199
Changes in operating assets and liabilities:
Accounts receivable	126,970	(40,548)
Inventories	(263,093)	(207,741)
Other current assets	(77,728)	(2,409)
Accounts payable and accrued expenses	331,841	(36,803)

Net cash used in operating activities	(165,470)	(778,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(138,859)	(57,610)

Net cash used in investing activities	(138,859)	(57,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	10,592	—
Additions to debt obligations	—	50,652
Financing costs	(10,000)	—
Payment of debt obligations	(89,467)	(164,125)

Net cash used in financing activities	(88,875)	(113,473)

CASH AND CASH EQUIVALENTS:
Net decrease during period	(393,204)	(949,611)
Balances, beginning of period	1,165,847	2,142,526

Balances, end of period	$772,643	$1,192,915

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,062	$10,956

Income taxes paid	$—	$6,225

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc’s. (IEI) management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2006 and 2005, the results of operations for the three and six months then ended and cash flows for the six months then ended. The results of operations for the six months ended February 28, 2006 may not be indicative of the results for the full fiscal year.

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

(c) Limited Financial Resources

IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 28, 2006 and years ended August 31, 2005 and 2004, IEI had net losses of approximately ($402,000), ($720,000) and ($1,125,000), respectively. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that we will achieve profitable operations or that additional external funding will be obtainable, if such a need should arise.

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

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% and an expected life of 5 years, with the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three and six months ended February 28, 2006 and 2005. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

	Three months ended		Six months ended
	Feb. 28, 2006	Feb. 28, 2005	Feb. 28, 2006	Feb. 28, 2005
Net loss:
As reported	$(146,052)	$(176,618)	$(402,452)	$(624,226)
Less: employee stock-based compensation under fair value method	(9,159)	(12,305)	(17,592)	(23,549)

Pro forma	$(155,211)	$(188,923)	$(420,044)	$(647,775)

Loss per share:
Basic and diluted as reported	$(0.08)	$(0.10)	$(0.23)	$(0.36)

Basic and diluted pro forma	$(0.09)	$(0.11)	$(0.24)	$(0.37)

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

(f) Recent Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in the inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. IEI adopted this pronouncement on September 1, 2005 and it does not have a material impact on our financial condition or results of operation.

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

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

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

In May 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 cannot be predicted at this time.

2.	Income Taxes

IEI provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI recorded a valuation allowance on all of the net deferred tax assets as of August 31, 2005. IEI evaluated the valuation allowance as of February 28, 2006 and determined that there remains an uncertainty of realizing the benefit therefore a full valuation allowance equal to 100% of net deferred tax assets was required.

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

Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the periods. Diluted net loss per share is computed when required by dividing net earnings by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method). The impact on earnings per share of the aggregate stock options and warrants of 285,300 as of February 28, 2006 and 324,152 as of February 28, 2005 are not included in these financial statements, as their effects would have been anti-dilutive.

5.	Inventories, net

Inventories consist of the following:

	Feb. 28, 2006	Aug. 31, 2005
Raw materials	$659,041	$460,800
Work in progress	223,906	159,014
Finished goods	226,302	226,342

	$1,109,249	$846,156

The inventory amounts include the effect of $275,474 and $178,031 at February 28, 2006 and August 31, 2005, respectively, of reserves for excess and obsolete inventories.

6.	Other Balance Sheet Data

Allowance for Doubtful Accounts and Returns

The following table sets forth activity in IEI’s allowance for doubtful accounts and returns for the six months ended February 28, 2006 and 2005:

	Balance at beginning of period	Charges to costs and expenses	Deductions(a)	Balance end of period
Feb. 28, 2006	$227,841	$23,677	—	$251,518
Feb. 28, 2005	238,495	4,126	(4,126)	238,495

(a)	Net write-offs of bad debts (net of recoveries) and returns.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

Warranty

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the six months ended February 28, 2006 and 2005:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
Feb. 28, 2006	$287,569	$184,256	$(192,799)	$279,026
Feb. 28, 2005	354,845	141,128	(173,738)	322,235

7.	Commitments and Contingencies

Leases – IEI leases an administrative and production facility under an operating lease expiring in April 2006 at an annual rate of $160,000. An amendment to the lease was signed on February 15, 2006 at an annual rate of $162,000. The amendment term commences on May 1, 2006 and expires on April 30, 2008. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred.

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $193,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $458,000 in salaries as of February 28, 2006) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

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

8.	Long-term Obligations

Long-term obligations are summarized as follows:

	Feb. 28, 2006	Aug. 31, 2005
Equipment line of credit, 6%-8.5%	$148,918	$238,385
Less current portion	(148,918)	(238,385)

	$—	$—

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

In February 2005 an equipment line of credit from Eastern Bank expired. The debt under the line of credit was reclassified as a current liability on the balance sheet. The payment of this equipment line is described in footnote 9 below.

9.	Bank Arrangements

On April 12, 2006, the Company entered into a Loan and Security Agreement (Agreement) with Silicon Valley Bank (Bank) for a Revolving Line up to $1,500,000 and a Term Loan in an aggregate amount equal to $300,000. These loans become due on April 11, 2007. Part of the Term Loan will be used to pay off the Eastern Bank equipment line of credit balance (see footnote 8). Subject to certain limitations, advances under the Revolving Line are available up to 80% of eligible receivables and the Revolving Line accrues interest at Bank’s prime rate plus 2%. The Term loan accrues interest at the Bank’s prime rate plus 2.5%. All assets of the Company secure these loans from Bank.

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

One customer in both fiscal 2006 and fiscal 2005 contributed 30% and 32% of net sales for the three and six month periods ended February 28, 2006, respectively, compared to 31% and 33% for the three and six month periods ended February 28, 2005, respectively. The accounts receivable from this customer amounted to approximately $217,000 and $258,000 as of February 28, 2006 and August 31, 2005, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico were 10% and 9% of net sales for the three and six month periods ended February 28, 2006, and were 7% and 11% for the comparable periods of fiscal 2005.

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

Results of Operations

Three and six months ended February 28, 2006 and 2005

Net Sales. Net sales for the second quarter of fiscal 2006 ending February 28, 2006 increased 15% compared to the second quarter of fiscal 2005. Net sales for the first six months of fiscal 2006 increased 19% compared to the first six months of fiscal 2005. The increases in net sales are primarily the result of an increase in demand for our access control and keypad product lines. For the six months ended February 28, 2006 and 2005, one customer contributed 32% and 33% of net sales, respectively.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries, and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 47% for the three months ended February 28, 2006, compared to 46% for the three months ended February 28, 2005. The ratio of gross profit to net sales was 45% for the six months ended February 28, 2006, compared to 44% for the six months ended February

28, 2005. The increases in the gross profit ratio are primarily due to changes in the product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses, as a percentage of net sales, were 8% and 9% for the second quarter and six months ended February 28, 2006, respectively, compared to 9% and 10% for the comparable periods of fiscal 2005. The decrease in costs is primarily due to timing of development projects. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 43% and 42%, for the three and six month periods ended February 28, 2006, respectively, compared to 43% and 45% for both the second quarter and six months ended February 28, 2005. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and continue to expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing. Interest expense was $3,589 and $8,037 for the three and six months ended February 28, 2006, respectively, compared to $5,578 and $10,956 for the comparable periods of fiscal 2005. The decrease relates to a reduction in the outstanding debt.

Interest Income. Interest income, included in other income, was $3,999 and $10,378 for the three and six months ended February 28, 2006, respectively, compared to $6,019 and $12,302 for the comparable periods of fiscal 2005.

Income Taxes. For the six months ended February 28, 2006 and 2005, IEI has recorded no provision for income taxes due to our net loss.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Outstanding contractual arrangements are shown in the table with the liquidity and capital resources section.

Liquidity and Capital Resources

As of February 28, 2006, IEI had $1,142,518 in working capital as compared to $1,564,245 at August 31, 2005. The ratio of current assets to current liabilities as of February 28, 2006 was 1.4, as compared to 1.6 at August 31, 2005. The debt to equity ratio, which is a measure of a company’s financial leverage and is computed by dividing total liabilities over shareholders’ equity, was 1.5 at February 28, 2006 and 1.1 at August 31, 2005. The decrease in working capital and current ratio and increase in debt to equity ratio is primarily due to our net loss for the six months ended February 28, 2006.

Net cash flows used in operating activities was $165,470 for the six months ended February 28, 2006, as compared to net cash flows used in operating activities of $778,528 for the comparable period of the prior year. The decreases in cash, pertaining to both periods, are primarily the result of the net losses and increases in inventory balances. The increases in inventories are primarily due to new product introductions and the timing of purchases.

Net capital expenditures were $138,859 and $57,610 for the six months ended February 28, 2006 and February 28, 2005, respectively. IEI anticipates having up to $300,000 in total capital expenditures in the next 12 months primarily for license fees for enterprise software and production and engineering equipment.

Net cash flows used in financing activities was $88,875 for the six months ended February 28, 2006, as compared to net cash flows used in financing activities of $113,743 for the comparable period of the prior year. The decrease in net cash flows used is primarily a result of a decrease in payments made on borrowings due to the decrease in outstanding debt. On April 12, 2006, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a Revolving Line up to $1,500,000 and a Term Loan in an aggregate amount equal to $300,000. (See footnote 9, Notes to Consolidated Financial Statements.)

The following table summarizes our future contractual cash obligations as of February 28, 2006:

	Less than 1 year	1 to 3 years	Total
Notes payable – Eastern Bank	$148,918	$—	$148,918
Employment agreement	192,765	385,530	578,295
Purchase obligations	2,062,522	—	2,062,522
Operating lease obligations	161,599	188,734	350,333

	$2,565,804	$574,264	$3,140,068

Purchase obligations in the table above, represent outstanding purchase orders on materials, services and supplies. Some of these purchase orders extend over several years. The supplier’s production is solely dependent on IEI’s forecasted requirements which may vary over an extended period of time. Therefore, IEI’s liability is limited to the releases of those forecasted requirements that are scheduled within the next three to six months.

Based on our past performance and current expectations, we believe that our current cash position, together with internally generated funds at present sales levels, will provide adequate cash reserves to satisfy our cash requirements for the next twelve months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to increase our sales and marketing, and for other general corporate activities. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, adjustments to our capital expenditures and overall spending and the restructuring of our operations. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. We may seek to sell additional equity or debt securities that could result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in the inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. IEI adopted this pronouncement on September 1, 2005 and it does not have a material impact on our financial condition or results of operation.

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

In May 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 cannot be predicted at this time.

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 32% of IEI’s total net sales for the six months ended February 28, 2006 and fiscal year ended August 31, 2005. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the six months ended February 28, 2006 and year ended August 31, 2005 and 2004, IEI had net losses of approximately ($402,000), ($720,000) and ($1,125,000), respectively. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that we will achieve profitable operations or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. For the six months ended February 28, 2006 and the year ended August 31, 2005, IEI’s aggregate foreign sales represented approximately 10% and 9% of net sales, respectively. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

Limited Market for Common Stock. There is a limited market for IEI’s common stock and there can be no assurance that even this limited market will be sustained. Holders of IEI’s common stock may have difficulty selling their shares or may have difficulty selling them at a favorable price.

Item 3: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and principal financial officers has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive and principal financial officers has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Part II. Other Information

Item 6: Exhibits

(a) Exhibits

31.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign and is the Chief Financial and Accounting Officer.

International Electronics, Inc.

Date: 04/13/06	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended February 28, 2006

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