Form 10QSB
period 2006-05-31
INTERNATIONAL ELECTRONICS INC
filed 2006-07-14
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

As of June 30, 2006, there were 1,738,931 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended May 31, 2006

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 31, 2006	August 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$867,069	$1,165,847
Accounts receivable, net	1,551,499	1,800,250
Inventories, net	1,599,913	846,156
Other current assets	299,282	245,100

Total current assets	4,317,763	4,057,353

Property and equipment, net	640,250	605,874

Other assets	21,221	6,055

	$4,979,234	$4,669,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084,054	$904,765
Accrued expenses	1,413,368	1,349,958
Short-term obligations	783,333	238,385

Total current liabilities	3,280,755	2,493,108

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares Issued and outstanding 1,738,931 and 1,731,531 at May 31, 2006 and August 31, 2005, respectively	17,389	17,315
Capital in excess of par value	5,124,145	5,113,627
Accumulated deficit	(3,443,055)	(2,954,768)

Total shareholders’ equity	1,698,479	2,176,174

	$4,979,234	$4,669,282

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net sales	$3,376,110	$3,299,133	$10,255,068	$9,077,154
Cost of sales	1,739,032	1,824,560	5,539,876	5,043,158

Gross profit	1,637,078	1,474,573	4,715,192	4,033,996

Operating expenses:
Research and development	317,902	334,493	946,689	899,918
Selling, general and administrative	1,403,934	1,277,761	4,258,854	3,897,331

Total operating expenses	1,721,836	1,612,254	5,205,543	4,797,249

Loss from operations	(84,758)	(137,681)	(490,351)	(763,253)
Interest expense	(7,956)	(4,910)	(15,993)	(15,866)
Other income	6,879	6,395	18,057	18,697

Net loss	$(85,835)	$(136,196)	$(488,287)	$(760,422)

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.28)	$(0.44)

Shares used in computing net loss per share:	1,738,931	1,729,531	1,738,522	1,729,531

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	May 31, 2006	May 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(488,287)	$(760,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,340	204,159
Changes in operating assets and liabilities:
Accounts receivable	248,751	(145,476)
Inventories	(753,757)	(125,448)
Other assets	(59,348)	19,818
Accounts payable and accrued expenses	242,699	(55,677)

Net cash used in operating activities	(614,602)	(863,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(229,716)	(83,295)

Net cash used in investing activities	(229,716)	(83,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	10,592	—
Additions to debt obligations	800,000	50,652
Debt financing costs	(10,000)	—
Payment of debt obligations	(255,052)	(221,974)

Net cash provided by (used in) financing activities	545,540	(171,322)

CASH AND CASH EQUIVALENTS:
Net decrease during period	(298,778)	(1,117,663)
Balances, beginning of period	1,165,847	2,142,526

Balances, end of period	$867,069	$1,024,863

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,993	$15,866

Income taxes paid	$—	$6,225

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc’s. (IEI) management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2006 and 2005, the results of operations for the three and nine months then ended and cash flows for the nine months then ended. The results of operations for the nine months ended May 31, 2006 may not be indicative of the results for the full fiscal year.

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

(c) Limited Financial Resources

IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 2006 and years ended August 31, 2005 and 2004, IEI had net losses of approximately ($488,000), ($720,000) and ($1,125,000), respectively. Continued operations of IEI may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that we will achieve profitable operations or that additional external funding will be obtainable, if such a need should arise.

(d) Significant Accounting Policies

Concentration of Credit Risk – Financial instruments that potentially subject IEI to concentrations of credit risk are cash, cash equivalents and accounts receivable. IEI has no significant off-balance sheet concentrations such as foreign exchange contracts, option contracts or other hedging arrangements. The majority of IEI’s cash is maintained with commercial banks, and cash equivalents are U.S. government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom IEI makes substantial sales (Note 10). IEI generally does not obtain collateral in support of its trade accounts receivable.

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

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% and an expected life of 5 years, with the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three and nine months ended May 31, 2006 and 2005. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net loss:
As reported	$(85,835)	$(136,196)	$(488,287)	$(760,422)
Less: employee stock-based compensation under fair value method	(12,542)	(16,075)	(30,134)	(39,624)

Pro forma	$(98,377)	$(152,271)	$(518,421)	$(800,046)

Loss per share:
Basic and diluted as reported	$(0.05)	$(0.08)	$(0.28)	$(0.44)

Basic and diluted pro forma	$(0.06)	$(0.09)	$(0.30)	$(0.46)

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

On April 12, 2006, the 2006 Stock Option Plan was approved, authorizing the issuance of 200,000 shares of the Company’s $0.01 par value Common Stock.

(f) Recent Accounting Pronouncement

In November 2004, FASB issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in the inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS No. 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. IEI adopted this pronouncement on September 1, 2005 and it does not have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of FASB No. 123. IEI is required to adopt the provisions of SFAS No. 123R as of the beginning of its first quarter of fiscal 2007, beginning September 1, 2006. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. IEI will be evaluating the requirements of SFAS No. 123R and SAB No. 107. The impact of SFAS No. 123R and SAB No. 107 cannot be predicted at this time because it will depend on the fair-market value of the awards issued and the amount of the share based awards granted in the future.

In May 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 cannot be predicted at this time.

2.	Income Taxes

IEI provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI recorded a valuation allowance on all of the net deferred tax assets as of August 31, 2005. IEI evaluated the valuation allowance as of May 31, 2006 and determined that there remains an uncertainty of realizing the benefit therefore a full valuation allowance equal to 100% of net deferred tax assets was required.

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

Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the periods. Diluted net loss per share is computed when required by dividing net earnings by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method). The impact on earnings per share of the aggregate stock options and warrants of 265,133 as of May 31, 2006 and 308,040 as of May 31, 2005 are not included in these financial statements, as their effects would have been anti-dilutive.

5.	Inventories, net

Inventories consist of the following:

	May 31, 2006	Aug. 31, 2005
Raw materials	$899,328	$460,800
Work in progress	412,378	159,014
Finished goods	288,207	226,342

	$1,599,913	$846,156

The inventory amounts include reserves for excess and obsolete inventories of $188,682 and $178,031 at May 31, 2006 and August 31, 2005, respectively.

6.	Other Balance Sheet Data

Allowance for Doubtful Accounts and Returns

The following table sets forth activity in IEI’s allowance for doubtful accounts and returns for the nine months ended May 31, 2006 and 2005:

	Balance at beginning of period	Charges to costs and expenses	Deductions(a)	Balance end of period
May 31, 2006	$227,841	$32,856	$(9,540)	$251,157
May 31, 2005	238,495	—	(20,000)	218,495

(a)	Net write-offs of bad debts (net of recoveries) and returns.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

Warranty

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the nine months ended May 31, 2006 and 2005:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
May 31, 2006	$287,569	$275,569	$(279,630)	$283,508
May 31, 2005	354,845	184,276	(248,583)	290,538

7.	Commitments and Contingencies

Leases – IEI leases an administrative and production facility under an operating lease expiring in April 2008 at an annual rate of $162,000. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred.

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $193,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key members of management that require salary and benefit continuation for up to one year (representing an aggregate of approximately $478,000 in salaries as of May 31, 2006) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI.

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

8.	Bank Debt

Bank debt, all of which is current debt, is summarized as follows:

	May 31, 2006	Aug. 31, 2005
Revolving line of credit	$500,000	$—
Term loan	283,333	238,385

	$783,333	$238,385

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

In February 2005 an equipment line of credit from Eastern Bank expired. The debt under the line of credit was reclassified at that time as a current liability on the balance sheet. The repayment of this equipment line is described in Note 9 below.

9.	Bank Arrangements

On April 12, 2006, the Company entered into a Loan and Security Agreement (Agreement) with Silicon Valley Bank (the Bank) for a Revolving Line up to $1,500,000 and a Term Loan in an aggregate amount equal to $300,000. These loans become due on April 11, 2007. Part of the Term Loan was used to pay off the Eastern Bank equipment line of credit balance (see Note 8). Subject to certain limitations, advances under the Revolving Line are available up to 80% of eligible receivables and the Revolving Line accrues interest at the Bank’s prime rate plus 2%. The Term loan accrues interest at the Bank’s prime rate plus 2.5%. All assets of IEI secure these loans from the Bank.

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

One customer in both fiscal 2006 and fiscal 2005 contributed 34% and 33% of net sales for the three and nine month periods ended May 31, 2006, respectively, compared to 30% and 32% for the three and nine month periods ended May 31, 2005, respectively. The accounts receivable from this customer amounted to approximately $230,500 and $258,000 as of May 31, 2006 and August 31, 2005, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico were 9% of net sales for both the three and nine month periods ended May 31, 2006, and were 12% for both of the comparable periods of fiscal 2005.

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

Results of Operations

Three and nine months ended May 31, 2006 and 2005

Net Sales. Net sales for the third quarter of fiscal 2006 ending May 31, 2006 increased 2% compared to the third quarter of fiscal 2005. Net sales for the first nine months of fiscal 2006 increased 13% compared to the first nine months of fiscal 2005. The increases in net sales are primarily the result of an increase in demand for our access control and keypad product lines. For the nine months ended May 31, 2006 and 2005, one customer contributed 33% and 32% of net sales, respectively.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries, and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 48% for the three months ended May 31, 2006, compared to 45% for the three months ended May 31, 2005. The ratio of gross profit to net sales was 46% for the nine months ended May 31, 2006, compared to 44% for the nine months ended May 31, 2005. The increases in the gross profit margin are primarily due to changes in the product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses, as a percentage of net sales, were 9% for both the third quarter and nine months ended May 31, 2006, respectively, compared to 10% for the comparable periods of fiscal 2005. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 42% for both the three and nine month periods ended May 31, 2006, respectively, compared to 39% and 43% for both the third quarter and nine months ended May 31, 2005. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and continue to expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing, the Revolving Line, and the Term Loan. Interest expense was $7,956 and $15,993 for the three and nine months ended May 31, 2006, respectively, compared to $4,910 and $15,866 for the comparable periods of fiscal 2005. The increase relates to an increase in the outstanding debt in the third quarter of fiscal 2006. As a result of the increase in bank debt, we expect interest expense to increase.

Interest Income. Interest income, included in other income, was $6,879 and $18,057 for the three and nine months ended May 31, 2006, respectively, compared to $6,395 and $18,697 for the comparable periods of fiscal 2005.

Income Taxes. For the nine months ended May 31, 2006 and 2005, IEI has recorded no provision for income taxes due to our net loss.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Outstanding contractual arrangements are shown in the table in the liquidity and capital resources section.

Liquidity and Capital Resources

As of May 31, 2006, IEI had $1,037,008 in working capital as compared to $1,564,245 at August 31, 2005. The ratio of current assets to current liabilities as of May 31, 2006 was 1.3, as compared to 1.6 at August 31, 2005. The debt to equity ratio, which is a measure of a company’s financial leverage and is computed by dividing total liabilities over shareholders’ equity, was 1.9 at May 31, 2006 and 1.1 at August 31, 2005. The decrease in working capital and current ratio and increase in debt to equity ratio is primarily due to our net loss and additions to our debt obligations for the nine months ended May 31, 2006.

Net cash flows used in operating activities was $614,602 for the nine months ended May 31, 2006, as compared to net cash flows used in operating activities of $863,046 for the comparable period of the prior year. The decreases in cash, pertaining to both periods, are primarily the result of the net losses and increases in inventory balances. The increases in inventories are primarily due to new product introductions and our timing of purchases from vendors.

Net capital expenditures were $229,716 and $83,295 for the nine months ended May 31, 2006 and 2005, respectively. The increase pertains to the purchase of a new business system. IEI anticipates having up to $300,000 in total capital expenditures in the next 12 months primarily for license fees for enterprise software and production and engineering equipment.

Net cash flows provided by financing activities was $545,540 for the nine months ended May 31, 2006, as compared to net cash flows used in financing activities of $171,322 for the comparable period of the prior year. The increase is primarily a result of borrowing on our new bank agreement. On April 12, 2006, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a Revolving Line up to $1,500,000 and a Term Loan in an aggregate amount equal to $300,000. (See Note 9, Notes to the Consolidated Financial Statements.)

The following table summarizes our future contractual cash obligations as of May 31, 2006:

	Less than 1 year	1 to 3 years	Total
Notes payable – Silicon Valley Bank	$783,333	$—	$783,333
Employment agreement	192,765	385,531	578,296
Purchase obligations	1,866,679	116,237	1,982,916
Operating lease obligations	161,772	161,772	323,544

	$3,004,549	$663,540	$3,668,089

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

Recent Accounting Pronouncement

In November 2004, FASB issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in the inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS No. 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. IEI adopted this pronouncement on September 1, 2005 and it does not have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of FASB No. 123. IEI is required to adopt the provisions of SFAS No. 123R as of the beginning of its first quarter of fiscal 2007, beginning September 1, 2006. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. IEI will be evaluating the requirements of SFAS No. 123R and SAB No. 107. The impact of SFAS No. 123R and SAB No. 107 cannot be predicted at this time because it will depend on the fair-market value of the awards issued and the amount of the share based awards granted in the future.

In May 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 cannot be predicted at this time.

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 33% and 32% of IEI’s total net sales for the nine months ended May 31, 2006 and fiscal year ended August 31, 2005, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

General Economic Conditions. Our business is subject to the effects of general economic conditions in the United States and globally. If the economic conditions in the United States and globally do not improve, or if there is a worsening in the global economy, we may experience adverse impacts on our business, operating results and financial condition.

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the nine months ended May 31, 2006 and years ended August 31, 2005 and 2004, IEI had net losses of approximately ($488,000), ($720,000) and ($1,125,000), respectively. Continued operations of IEI may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that we will achieve profitable operations or that additional external funding will be obtainable, if such a need should arise.

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

Fluctuations in Sales and Operating Results. Operating results may fluctuate due to factors such as the timing of new product announcements and introductions by IEI, its major customers and its competitors, market acceptance of new or enhanced versions of IEI’s products, changes in the sales mix of products, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses associated with new product introductions and general economic conditions. A limited number of customers have accounted for a significant portion of sales in any particular quarter. In addition, IEI typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume, timing of, and ability to fulfill orders received within the quarter which are difficult to forecast. In this regard, IEI may recognize a substantial portion of its sales in a given quarter from sales booked and shipped in the last weeks of that quarter. A delay in customer orders, resulting in a shift of product shipment from one quarter to another, could have a significant effect on IEI’s operating results in a quarter. In addition, competitive pressure on pricing in a given quarter could adversely affect IEI’s operating results, or such price pressure over an extended period could adversely affect IEI’s long-term profitability.

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

Lack of Patent Protection. Although IEI has obtained some patent, trademark, trade secret and copyright protection for many of its products and software, management believes that competitors may be able to market certain products similar to those sold by IEI.

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

Foreign Sales. For the nine months ended May 31, 2006 and the year ended August 31, 2005, IEI’s aggregate foreign sales represented approximately 9% and 11% of net sales, respectively. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Item 4: Submission of Matters to a Vote of Security Holders

(a) A Special Meeting in Lieu of the Annual Meeting of Shareholders was held on April 12, 2006.

(b) John Waldstein and Albert Janjigian were elected as Class III Directors at the meeting. The other directors whose term of office continued after the meeting were Diane Balcom, Heath Paley and Leslie Charm.

(c) At the meeting, shareholders approved the adoption of a 2006 Stock Option Plan authorizing the issuance of options to purchase 200,000 shares of the Company’s Common Stock. With respect to the adoption of the Stock Option Plan, 374,277 shares were voted in favor, 51,509 shares were voted against, 2,033 shares were withheld and 1,022,522 shares were broker non-votes. With respect to the election of directors, 1,439,426 shares were voted for John Waldstein, 0 shares were voted against John Waldstein and 10,915 shares were withheld. With respect to Albert Janjigian 1,439,846 shares were voted for Albert Janjigian, 0 shares were voted against Albert Janjigian and 10,495 shares were withheld.

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

International Electronics, Inc.

Date: 07/14/06	/s/ John Waldstein
John Waldstein, President and Chief Executive
Officer, Treasurer, Chief Financial and Accounting
Officer and Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended May 31, 2006

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