Form 10KSB
period 2006-08-31
INTERNATIONAL ELECTRONICS INC
filed 2006-11-27
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For fiscal year ended August 31, 2006

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

State issuer’s revenues for its most recent fiscal year: $14,120,979

As of October 31, 2006, 1,503,558 shares of the Registrant’s voting stock was held by non-affiliates of the Registrant. As of that date, the aggregate market value of the non-affiliate shares so held was approximately $2,556,000.

As of October 31, 2006, 1,738,931 shares of the Registrant’s common stock were outstanding.

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

IEI products include its Door-Gard™ and Secured Series™ access control lines, its LS line of integrated battery operated door locks, its eMerge™ browser-managed access and security management products and its line of PowerKey ™ industrial access control and fleet management products. IEI also manufactures and markets electronic glassbreak detectors sold under the trade name Tri-Gard ™ and Viper ™.

IEI’s products are marketed and principally sold in the United States to leading distribution and electronic security installation companies and directly to material handling equipment users worldwide.

Products

Glassbreak Detector, Access Control and Digital Keypad Products

A glassbreak detector is the component in an alarm system that is activated by an intrusion or entry into protected premises. When activated, it sends a signal to a central control panel, the portion of the system that triggers the alarm. IEI’s glassbreak products serve only the detection function, but are compatible with systems made and sold by most major manufacturers of central control panels, and can be incorporated into both hard wired and certain wireless systems. These products are used in a system in conjunction with other forms of detectors such as those that detect the opening of a door or window. IEI markets an audio glassbreak detector under the trade name Tri-Gard ™ and a vibration glassbreak detector under the trade name Viper ™ . The approximate list prices for the glassbreak products range from $55 to $100.

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

The access control version of the Door-Gard™ software includes features that apply specifically to electronic door access control. These features include request to exit input, door ajar and door position monitoring. IEI also sells a version of its Door-Gard ™ under the trade name prox.pad ™ . The prox.pad ™ incorporates the use of both keypad and proximity technology. The prox.pad ™ has been jointly developed by IEI and HID Corporation, a subsidiary of Assa Abloy of Sweden. The approximate list prices for the Door-Gard™ products range from $130 to $500, other than the LS lockset products.

In 2002, IEI introduced the Door-Gard™ LS lockset. The LS combines IEI keypad and/or HID proximity technology with a UL listed grade 1 lockset to enable a battery operated stand-alone system. The approximate list prices for the LS products range from $600 to $1,300.

IEI also markets and sells its Secured Series™ access control product line. This line of products includes magnetic card readers and proximity readers as well as digital keypads. Systems features in the Secured Series ™ product line include: 2,000 users, transaction buffer for event recording, hard copy printing of events, holiday schedules and time zone limitations (which allow users access depending upon time of day or day of week) as well as the ability to tie up to 64 doors together. The approximate list prices for the Secured Series ™ products range from $850 to $1,800.

In 2003, IEI announced its LAN/WAN connectivity gateway, which is available on IEI’s Secured Series™ access control systems and prox.pad™ plus products. In August 2004, IEI entered into an agreement with S2 Security Corporation to resell a private label version of the S2 NetBox Product. In September 2004, IEI introduced its new product, the eMerge ™ 5000 Security Platform, at the American Society for Industrial Security (ASIS) 50th Annual Seminar and Exhibits. The eMerge ™ 5000 Security Platform is a browser based integrated physical security management system that delivers access control, alarm, video and temperature monitoring and intercom capability all in one box.

In September 2005, IEI introduced its eMerge™ 50 and eMerge™ 440 Browser-Managed Security Platforms at the 2005 ASIS International Annual Seminar and Exhibits. The eMerge ™ 50 provides the benefits of a network architecture to a basic access control security function. The eMerge ™ 440 handles a broader range of security functions to include access control, real time monitoring, elevator control, video monitoring and photo ID in an integrated package. The eMerge ™ 50 and 440, along with the full featured eMerge ™ 5000, are integrated security management systems with an easy-to-use web browser interface, Linux operating system, MySQL database and web server all embedded within the product. The typical list price for the eMerge ™ 50, eMerge ™ 440 and eMerge ™ 5000 systems are $4,350, $6,000 and $9,250, respectively.

IEI also markets a line of industrial access control and asset management systems sold under the trade name PowerKey™. These products control access to mobile assets such as forklifts and greatly reduce operating costs, improve operator safety and maximize vehicle performance. Under the AC version of the product, only access to industrial machinery is controlled. The list price on a volume basis per unit of installation for the PowerKey ™ 2600, PowerKey ™ AC and PowerKey ™ 3600 are $360, $745 and $1,800, respectively.

In March 2005, IEI announced the introduction of the currently available RF Gateway-Direct Connect as a product option in the IEI PowerKey™ fleet product system. This product provides complete communication and data collection for industrial vehicles.

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

Sales and Marketing

The principal market for IEI is the United States, where it sells its products through a network of security equipment distributors and installation companies. IEI also sells and markets its products in Canada, Mexico, Central America, South America, Europe, Asia, the Middle East and Australia.

IEI presently employs twenty people in sales and marketing. The outside sales personnel contact dealers and distributors to provide ongoing sales and technical support for IEI’s products. The inside sales personnel are responsible for incoming sales calls and telemarketing. IEI also utilizes manufacturer’s representatives for certain territories.

IEI sells its products primarily to installers and distributors of alarm security equipment. IEI is dependent on certain large customers. Sales to IEI’s largest customer accounted for approximately 33% and 32% of IEI’s total net sales for the fiscal years ended August 31, 2006 and 2005, respectively.

While IEI’s relationship with large customers provides it with a substantial market for its products, the dependence on large volume sales to such large customers creates a vulnerability. The loss of any such large customer could have a material adverse effect on IEI’s sales.

IEI is also aware that manufacturers in the United States, Europe, Asia and elsewhere fabricate products similar to IEI’s products. Some of these manufacturers may produce their units at a lower cost than IEI’s cost. The introduction of such a product to the United States market could have a material adverse effect on IEI’s sales.

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

Product Sources of Revenue

IEI’s various products have provided revenues during the last two fiscal years as follows:

	Access Control, Stand Alone Keypad And Glassbreak Detector	PowerKey™	Total
2006	$13,204,680	$916,299	$14,120,979
2005	11,998,268	648,729	12,646,997

Domestic and Foreign Sales

The percentages of domestic and foreign sales for IEI’s products for the last two fiscal years are as follows:

	Domestic	Foreign
2006	91%	9%
2005	89	11

Manufacturing and Raw Materials

IEI performs in-house manufacturing for some of its access control, stand alone keypad, PowerKey™ and Tri-Gard™ product lines. IEI is dependent upon sole source suppliers for a number of key components and parts used in IEI’s products. Some of IEI’s largest principal suppliers include

HID Corporation, Future Electronics, Inc. and S2 Security Corporation. Another of IEI’s significant suppliers is a manufacturer of our finished goods located in Asia. There can be no assurance that these suppliers will be able to meet IEI’s future inventory requirements or that they will be available to IEI at favorable prices. Any extended interruption in the supply of any such inventory could have a material adverse effect on IEI’s operating results in any given period.

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

Competitors for our access control and stand alone keypad products include: Assa Abloy, Bosch, General Electric, Honeywell International, Ingersoll Rand, Kaba and Tyco, some of whom have recently expanded their position in the marketplace by acquiring companies that design, sell and/or manufacture competing products. In addition, there are other companies that we compete against including: Corby, Crow Electronics, Keri Systems, Napco, Visonic, United Security Products, Keyscan, and Everfocus. Some of the competitors for PowerKey ™ include: ID Systems, Access Control Group, LLC, and Shockwatch (Media Recover, Inc.).

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

Working Capital

During fiscal 2006, IEI used its cash balance and revolving lines to provide for its working capital needs. In April 2006, IEI obtained and has available a Revolving line of credit up to $1,500,000 and a term loan amount equal to $300,000. These loans become due on April 11, 2007. Our current operating plan anticipates that we will be able to refinance our current debt facilities. If these loans are not renewed or otherwise replaced, IEI expects its working capital requirements for fiscal 2007 to be provided from its existing cash reserves and its anticipated cash flow generated from operations. As of August 31, 2006, IEI had outstanding $500,000 against the Revolving line of credit and $258,333 against the term loan. See “Item 6-Management’s Discussion and Analysis”.

Research and Development

IEI presently employs seven people in research and development. IEI also utilizes certain consultants and subcontractors on an as-needed basis with IEI’s employees supervising such work. Research and development expenditures were approximately $1,292,000 and $1,229,000 for fiscal 2006 and 2005, respectively. The 2006 and 2005 expenditures included $25,000 and $135,000, respectively, related to a contract IEI entered into with S2 Security Corporation in 2005. The purpose of the contract was to reengineer the eMerge ™ 5000 product. Though research and development expenditures to S2 Security Corporation decreased in 2006, the overall research and development expenditures increased in 2006 from the prior year due to the further development of the PowerKey ™ product specifically in feature enhancements and the development of the PowerKey ™ 4000. IEI’s net sales include research and development revenues from customers of approximately $0 and $421,000 during fiscal 2006 and 2005, respectively.

Employees

As of October 31, 2006, IEI had 65 employees, of which 64 were full-time employees. Of these 65 employees, 20 were in sales and marketing, 7 in research and development, 24 in manufacturing and purchasing, 6 in customer service and 8 in general and administration.

Seasonality

IEI is subject to normal business slowdowns during the summertime and around the Christmas holiday season.

Governmental Controls/Environmental Compliance

None of IEI’s business is subject to renegotiation of profits or termination of contracts. IEI has not been materially affected by compliance with any governmental regulation relating to protection of the environment during the past year, though there is expected legislation pertaining to the Restriction of Hazardous Substances (RoHS) that will affect IEI beginning in January 2008. There is no federal mandate at this time, though IEI is taking a proactive approach to compliance. This legislation mandates the reduction of six hazardous substances from the manufacturing process. IEI anticipates a cost of approximately $40,000 to start the process of becoming RoHS compliant in 2007. IEI does not require any governmental approvals for principal products or services.

Item 2. Properties

IEI’s operations are conducted at 427 Turnpike Street, Canton, Massachusetts, and consist of approximately 20,740 square feet of space. IEI occupies this facility under a lease expiring April 30, 2008, at an annual rent of $161,772 plus utilities, maintenance and certain real estate taxes. The property used by IEI is in good condition.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

IEI’s securities have been traded in the over-the-counter market since July 5, 1983. From October 30, 1987 to July 13, 2005, IEI’s common stock was quoted by the National Association of Securities Dealers Automated Quotation System (“NASDAQ”). On July 14, 2005, IEI’s stock was delisted from NASDAQ as a result of non-compliance with NASDAQ marketplace rule 4310(c)(2)(B) which requires IEI to have a minimum of $2,500,000 in stockholders equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As of July 14, 2005, the stock was traded in the pink sheets. On August 12, 2005, Hudson Securities filed a Form 211, which allowed the stock to be traded on the Over-the-Counter Bulletin Board (“OTCBB”). IEI’s common stock currently trades under the symbol “IEIB” on both the OTCBB and the pink sheet markets.

In fiscal 2006, IEI met all reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

The prices set forth below are based on information provided to IEI by NASDAQ, pink sheets and the OTCBB. These sales prices reflect interdealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

	Sales Prices
	High	Low
Fiscal Year 2006:
First Quarter	$2.20	$1.33
Second Quarter	2.13	1.51
Third Quarter	2.17	1.55
Fourth Quarter	1.95	1.45
Fiscal Year 2005:
First Quarter	5.22	2.53
Second Quarter	4.38	1.85
Third Quarter	2.75	1.62
Fourth Quarter	2.27	1.50

As of October 31, 2006, there were approximately 400 shareholders of record of IEI’s common stock. IEI believes that a substantial number of shares of IEI’s common stock are held by nominees and estimates that there are approximately 1,100 beneficial owners of IEI’s shares. IEI has never paid dividends to its shareholders.

Equity Compensation Plan Information

The following table sets forth a description of our equity compensation plans as of August 31, 2006:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
	(A)	(B)	(Excludes A)
Stock option plan approved by shareholders	150,300	$2.65	220,700
Stock option plans not approved by shareholders (1)	111,833	1.64	—
Warrants not approved by shareholders (2)	20,167	1.90	—

	282,300	$2.17	220,700

(1)	The August 1988, January and September 1989, June and August 1990, July 1992, October 1993, May 1994, and September 1995 nonqualified stock option plans (the “Stock Plans”) were approved by our Board of Directors but not our shareholders. The Stock Plans provide for the grant of options to purchase shares of our common stock for employees (including officers and employee directors), non-employee directors, consultants and key personnel. See Note 9 to our Consolidated Financial Statements for additional information. The term of the Stock Plans is 10 years and the plans are administered by a committee of the Board of Directors. To date, all options issued under the Stock Plans have been granted at the fair market value of our common stock on the date of grant.
(2)	All of the warrants were approved by our Board of Directors but were not approved by our shareholders. The current outstanding warrants to purchase shares of our common stock have been granted to an executive officer and an advisor to IEI and each had an original term of 10 years. All the outstanding warrants have been granted with an exercise price equal to the fair market value of our common stock on the date of grant.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in this Annual Report on Form 10-KSB for the year ended August 31, 2006 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, income taxes and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue recognition – We recognize revenue in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”) and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, IEI recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on IEI’s historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2.

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

Results of Operations

Fiscal years ended August 31, 2006 and 2005

Net Sales. Net sales increased 12% and 11% from the previous year in 2006 and 2005, respectively. The increase in net sales for 2006 compared to 2005 is due to increases in all of our product areas, except the OEM custom product line. In 2006 and 2005, one customer contributed more than 10% of our net sales, representing 33% and 32%, respectively.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratios of gross profit to net sales were 46% in 2006 and 45% in 2005. The increase in the gross profit ratio for 2006 from the prior year is primarily due to product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses primarily consist of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses were $1,292,096 in 2006 and $1,228,920 in 2005. The 2006 and 2005 expenditures included $25,000 and $135,000, respectively, related to a contract IEI entered into with S2 Security Corporation in 2005. The purpose of the contract was to reengineer the eMerge ™ 5000 product. Though research and development expenditures to S2 Security Corporation decreased in 2006, the overall research and development expenditures increased in 2006 from the prior year due to the further development of the PowerKey ™ product specifically in feature enhancements and the development of the PowerKey ™ 4000. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. We expect future research and development expenses to decrease slightly in absolute dollars from its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 40% in 2006 and 41% in 2005. The aggregate increase in dollars in 2006 was approximately $450,000, with the largest increase attributed to payroll and payroll related expenses of approximately $245,000. Other contributing factors were travel, sales and marketing, trade shows, and implementation costs of our new business system. The decrease in expenses as a percentage of net sales in 2006 from the prior year is primarily due to the increase in net sales. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and expand our sales organization.

Other Income. Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $29,600 in 2006 and $25,867 in 2005. The increase in 2006 from 2005 is primarily due to an increase in interest rates on invested balances.

Interest Expense. Interest expense consists of interest incurred on the line of credit and term loan. Interest expense was $45,713 in 2006 and $20,097 in 2005. The increase in 2006 is the result of an increase in outstanding debt.

Income Taxes. IEI’s effective income tax rate was (13.2%) in 2006 and .3% in 2005. The state tax benefit relates to the reversal of previous state tax accruals determined to be no longer necessary. In the fourth quarter of 2006, upon completion of IEI’s 2007 operating plan and 2006 financial results, we decided to maintain a full valuation allowance against the calculated deferred tax asset due to the uncertainty of realizing the benefit of the assets. See Note 8 to the Consolidated Financial Statements. The difference between the effective tax rate and the federal statutory rate is primarily due to the valuation allowance in 2006.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of August 31, 2006, IEI had $1,112,460 in working capital as compared to $1,564,245 at August 31, 2005. The ratio of current assets to current liabilities as of August 31, 2006 was 1.3 as compared to 1.6 for 2005. The debt to equity ratio, which is a measure of a company’s financial leverage and is computed by dividing total liabilities over shareholder’s equity, was 1.8 at August 31, 2006 as compared to 1.1 at August 31, 2005. The decrease in working capital and current ratio in 2006 from 2005 is primarily due to a reduction in cash and equivalents, and an increase in accounts payable, accrued expenses and debt obligations. The increase in the debt to equity ratios in 2006 from 2005 is primarily due to an increase in accounts payable, accrued expenses, and debt obligations and IEI’s net loss. The inventory balance increased significantly during the year as a result of the increase in our eMerge business. IEI purchases the raw materials from S2 Security Corporation in bulk due to the long lead times. In addition, these raw materials have a much higher price than our other keypad products, which increases the overall inventory balance.

Net cash flows used in operating activities were $405,540 in 2006, compared to $652,207 in 2005. The decrease in net cash used in operating activities in 2006 is primarily due to the lower net loss, decreases in accounts receivable, and increase in accounts payable and accrued expenses, partially offset by an increase in inventory.

Net capital expenditures were $308,675 and $107,225 for 2006 and 2005, respectively. In 2006, IEI purchased a new business system including a financial package, customer relations management, order fulfillment, and manufacturing job costing, as well as new servers and several computers. The total purchases for office equipment in 2006 totaled approximately $296,000. The expenditures in 2005 were low due to a large purchase of production equipment in 2004. Unless IEI is unable to maintain reasonable cash levels, IEI anticipates having up to approximately $230,000 in total capital expenditures in fiscal 2007 primarily for the purchase of production, engineering, and office equipment. We expect our 2007 capital expenditures to be financed from cash flow from operations.

Net cash flows provided by financing activities were $504,941 in 2006, while net cash flows used in financing activities were $217,247 in 2005. The increase in net cash flows provided by financing activities in 2006 compared to the prior year is primarily the result of additional debt obligations.

IEI is considering a number of strategic initiatives with respect to its PowerKey product line including a possible spin-off and related outside financing. The objective of any such initiative would be to provide PowerKey with the resources needed to grow while reducing the impact of PowerKey on the operations and cash flows of the rest of IEI. No assurances can be given as to the ultimate outcome, if any, of these efforts.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of FAS 123R and the valuation of share-based payments for public companies. IEI will be evaluating the requirements of FAS 123R and SAB 107. In accordance with this rule, IEI will adopt SFAS No. 123R in the first quarter of fiscal 2007 and will adopt this guidance using the modified prospective method. On August 31, 2006, in accordance with the provisions of its option plans, IEI accelerated the vesting of all of its outstanding options to purchase common stock and, accordingly, had no unvested options as of that date. This action was taken primarily to simplify the accounting requirements related to SFAS No. 123R. Any stock compensation expense in the future periods would relate to options or warrants to purchase common stock issued subsequent to August 31, 2006.

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 cannot be predicted at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. IEI is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after November 15, 2006. IEI does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for financial statements issued for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. IEI is currently evaluating the impact of FIN 48 on the consolidated financial statements.

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 33% and 32% of IEI’s total net sales for the fiscal year ended August 31, 2006 and 2005, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2006 and 2005, IEI had net losses of approximately ($407,000) and ($720,000), respectively. There can be no assurance that IEI will return to profitable operations. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. During the year ended August 31, 2006, IEI’s foreign sales represented approximately 9% of net sales. There may be a reduction in IEI’s foreign sales from the 2006 level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

(a)	Change in Registrant’s certifying accountant. IEI’s Audit Committee has engaged Wolf & Company, P.C. effective May 18, 2006 to serve as IEI’s independent registered public accounting firm in connection with the audit of its financial statements for the fiscal year ending August 31, 2006.

Item 8A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report. Based on that evaluation, our principal executive and principal financial officers have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not Applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth our executive officers and directors, their respective ages and positions as of October 31, 2006:

Name	Age	First Elected Director	Year current term will expire	Position
John Waldstein	53	1982	2009	President, Chief Executive Officer,
				Treasurer, Chief Financial Officer,
				Chairman of the Board and a Director
Diane Balcom	64	1989	2008	Director
Heath Paley (1)	58	1990	2007	Director
Leslie Charm	63	2005	2007	Director
Albert Janjigian	60	2005	2009	Director
Peter Demakis	61	—	—	Chief Operating Officer
Christopher Hentschel	62	—	—	Vice President of Engineering
Robert Stewart	63	—	—	Vice President of Manufacturing

(1)	Effective November 15, 2006, Heath Paley resigned as Director.

IEI anticipates that the next annual meeting of shareholders will be held in April 2007. Directors serve staggered three-year terms and hold office until their successors are chosen and qualified.

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

Leslie Charm became a member of the Board of Directors in 2005. Leslie Charm has been, since 1972, a partner in the firm of Youngman & Charm, a firm specializing in assisting companies that are experiencing operating and/or financial problems and also advises entrepreneurs in the strategies involved in the growing of companies. From 1989 to the present, he has been a director of Moto Photo, Inc., a publicly held international franchisor of imaging centers that filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in November 2002. From 1994 to 2005, he had been a director, and had served on the audit committee and the compensation committee of CreditRiskMonitor.com, Inc., which is a worldwide leading provider of real time financial information analysis and news created specifically for the corporate credit professional. Mr. Charm is an adjunct professor in entrepreneurial finance at Babson College and is a graduate of the Harvard Business School.

Albert Janjigian became a member of the Board of Directors in 2005. Mr. Janjigian is president of Expedeum, Inc., a consulting firm formed by him in 2000, which provides strategic and marketing support to companies in the high technology, security, fire alarm and building system industries. In 1970, Mr. Janjigian co-founded Deltronics, Inc., the security industry’s first national, then international, wholesale distribution organization. After the acquisition of Detectronics by ADT and its evolution into Aritech Corporation, he served as vice president and general manager until 1985. He subsequently joined Cerberus, a Swiss organization, as president of the company’s United States operations. In 1990, Mr. Janjigian became a principal at STAT Resources, a leading market research organization in the security industry. He served as president of the Security Industry Association from 1982 to 1986 and from 1992 to 1993. He participates in numerous security industry organizations and has frequently served as a security industry spokesperson in interviews with the national media. After graduating from Bowdoin College, Mr. Janjigian earned an MS degree and an MBA from Northeastern University’s Graduate School of Professional Accounting.

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

Audit Committee

IEI has an Audit Committee. The members of the Audit Committee are independent. The members of the Audit Committee are Diane Balcom, Leslie Charm and Heath Paley. Diane Balcom has been determined to be the Audit Committee financial expert.

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

IEI believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2006.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, IEI has adopted a code of ethics that applies to its principal executive officer and chief financial and accounting officers. A copy of the code of ethics can be obtained without charge by written request to Investor Relations, International Electronics, Inc., 427 Turnpike Street, Canton, MA 02021 and is also available on IEI’s website at http://www.ieib.com .

Item 10. Executive Compensation

The following table sets forth information concerning the compensation for each of the last two fiscal years ended August 31, 2006, of IEI’s President and Chief Executive Officer, and the other executive officers of IEI who received at least $100,000 of compensation during any of these years (the “Named Executive Officers”):

Summary Compensation Table

	Year	Annual Compensation				Long-Term Compensation (2)
Name		Salary	Bonus		All Other Compensation	Options (Shares)
John Waldstein (1)	2006	$191,909	$—	(6)	$13,620	—
President and Chief Executive Officer	2005	183,421	12,500	(5)	23,001	—
Peter Demakis	2006	141,346	—	(6)	—	—
Chief Operating Officer	2005	125,000	12,500	(5)	—	—
Christopher Hentschel	2006	130,000	1,000	(4)	—	—
Vice President of Engineering	2005	130,000	3,750	(3)	—	—
Robert Stewart	2006	131,346	5,000	(4)	—	—
Vice President of Manufacturing	2005	115,000	3,750	(3)	—	—

(1)	All other compensation represents the cost of a split dollar whole life insurance policy with a face value of $1,005,000, a term insurance policy with a face value of $1,000,000, and a long-term disability policy. IEI is a beneficiary of the whole life insurance policy to the extent of all premiums paid upon the death of John Waldstein. Mr. Waldstein may purchase the life insurance policies upon termination of his employment for the cash surrender value as of August 31, 2001. The split dollar whole life policy was cashed out by Mr. Waldstein in June 2006.
(2)	Does not include perquisites, which do not exceed 10% of annual salary.
(3)	Amount represents bonuses paid during the fiscal year ending August 31, 2005, though were accrued in the prior year and previously reported in that year.
(4)	Amount represents bonuses paid during the fiscal year ending August 31, 2006, though were accrued in the prior year. In addition, the officer may, together with other non-officer employees, share in a bonus pool of $117,000, which at the present time has not been individually awarded to anyone.
(5)	Amount represents bonus accrued during the fiscal year ending August 31, 2005, though not paid.
(6)	The officer may, together with other non-officer employees, share in a bonus pool of $117,000, which at the present time has not been individually awarded to anyone.

Compensation on Involuntary Termination

John Waldstein has an employment contract with IEI which provides for certain compensation to be paid to him if he is discharged by IEI without cause, as defined before the end of the term of his contract. Mr. Waldstein has a continuous three-year employment contract with a current minimum annual salary of approximately $193,000, subject to adjustment for inflation, plus an annual minimum bonus of $50,000 payable upon the achievement of specified goals and objectives. The salary and bonus of Mr. Waldstein is subject to performance reviews and annual adjustment as determined by IEI’s Compensation Committee.

If the employment of Mr. Waldstein is terminated by IEI without cause, including the election of a slate of board of director members not approved by Mr. Waldstein or a change in status as a result of an acquisition, merger or sale of assets (an “Acquisition”), IEI is obligated to pay at such termination an amount equal to his total salary and benefits to the conclusion of the contract period. In the event of an Acquisition of IEI, Mr. Waldstein’s base salary shall increase based on future adjustments for inflation. As of August 31, 2006, John Waldstein’s base salary to the conclusion of his contract period is approximately $579,000, plus future cost of living adjustments.

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

In addition to the foregoing, IEI also has employment letters with certain key management (including Messrs. Demakis, Hentschel and Stewart) that require salary and benefits continuation in the event of a termination of such employment as a result of an Acquisition. As of August 31, 2006, the salaries of such management personnel represent an aggregate of approximately $478,000.

Stock Option Grants

There were no option grants to any of the Executive Officers during the year ended August 31, 2006. Therefore, there are no hypothetical gains or “option spreads” to be calculated.

Year End Option Table

The following table sets forth information concerning the exercise of stock options and warrants by each of the Named Executive Officers and the number and value of unexercised options and warrants held by them as of August 31, 2006:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise	Value Realized (3)	Number of Unexercised Options at End of Fiscal 2006			Value of Unexercised in-the- Money Options at End of Fiscal 2006 (1)
Name			Exercisable		Unexercisable	Exercisable	Unexercisable
John Waldstein	—	$—	74,000	(2)	—	$12,310	$—
Peter Demakis	—	—	30,000		—	—	—
Christopher Hentschel	—	—	15,333		—	—	—
Robert Stewart	—	—	18,000		—	—	—

(1)	Difference between the fair market value of the underlying common stock on October 31, 2006 and the exercise price.
(2)	Includes warrants to purchase 10,000 shares of common stock. See Note 9 to the Consolidated Financial Statements.
(3)	The value realized represents the difference between the aggregate closing price of the shares on the date of exercise less the aggregate exercise price paid.

Compensation of Directors

Directors who are not executive officers receive $500 for each Board of Directors meeting and $500 for each Committee meeting that they attend in person or by telephone conference call. For the fiscal year ended August 31, 2006, directors’ fees were paid in the amounts of $5,000 each to Mr. Charm and Mr. Janjigian, $4,500 to Ms. Balcom, and $4,000 to Mr. Paley. In addition, Mr. Janjigian was paid $5,000 as a director for assisting the board in coordinating some long range financial planning.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning ownership of IEI’s common stock as of October 31, 2006, (i) by all persons known by IEI to own beneficially 5% or more of the outstanding common stock, (ii) each current director and Named Executive Officer of IEI and (iii) all directors and executive officers as a group.

Name	Number of Shares(1)		Percent of Common Stock Owned
Executive Officers and Directors:
John Waldstein	267,405	(2)	14.8%
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts
Christopher Hentschel	30,301	(3)	1.7
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts
Peter Demakis	30,000	(4)	1.7
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts
Albert Janjigian	20,000	(5)	1.1
116 Barnard Avenue
Watertown, Massachusetts
Robert Stewart	18,000	(6)	1.0
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts
Heath Paley	10,500	(7)	0.6
c/o International Electronics, Inc.
427 Turnpike Street
Canton, Massachusetts
Leslie Charm	10,000	(8)	0.6
39 Holden Avenue
Concord, Massachusetts
Diane Balcom	9,500	(9)	0.5
1403 Sharps Hill Road
Pittsburgh, Pennsylvania
All directors and executive officers as a group (8 persons)	395,706	(10)	20.8
5% Shareholders:
David Weiner	153,940	(11)	8.9%
c/o W-Net, Inc.
3490 Laurel Canyon Blvd., Suite 327
Studio City, California

(Footnotes continued on following page)

(1)	Except as otherwise indicated below, the named owner has sole voting and investment power with respect to the shares set forth. No arrangements are known to IEI, which may result in a change in control. The number of shares shown does include shares, which may be acquired through the exercise of options and warrants which are exercisable currently or within sixty (60) days after October 31, 2006.

(2)	Includes vested options to purchase an aggregate 64,000 shares of IEI’s common stock granted at prices ranging from $1.17-$1.77 per share. Includes 6,234 shares of common stock held by Mr. Waldstein’s wife. Mr. Waldstein disclaims beneficial ownership of these shares.
(3)	Includes vested options to purchase an aggregate 15,333 shares of IEI’s common stock at prices ranging from $1.35-$2.54 per share. Includes 14,968 shares of common stock held jointly by Mr. Hentschel and his wife.
(4)	Includes vested options to purchase 30,000 shares of IEI’s common stock granted at a price of $2.75 per share.
(5)	Includes vested options to purchase 10,000 shares of IEI’s common stock granted at a price of $3.07 per share.
(6)	Includes vested options to purchase an aggregate 18,000 shares of IEI’s common stock granted at prices ranging from $2.30-$2.80 per share.
(7)	Includes vested options to purchase an aggregate 6,500 shares of IEI’s common stock granted at prices ranging from $1.37-$2.81 per share.
(8)	Includes vested options to purchase 10,000 shares of IEI’s common stock granted at a price of $3.07 per share.
(9)	Includes vested options to purchase an aggregate 6,500 shares of IEI’s common stock granted at prices ranging from $1.37-$2.81 per share.
(10)	Includes vested options to purchase an aggregate 160,333 shares of IEI’s common stock granted at prices ranging from $1.17-$3.07 per share.
(11)	Includes 85,000 shares owned by W-Net, Inc. (“W-Net”) and 68,940 shares owned by Woodman Management Corporation (“WMC”). Based on a Schedule 13D filed with the SEC, Mr. Weiner may be deemed to beneficially own the W-Net and WMC shares.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

(a)1. The following Consolidated Financial Statements are included in Item 7:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of August 31, 2006 and 2005

Consolidated Statements of Loss for the Years Ended August 31, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended August 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended August 31, 2006 and 2005

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules:

None. All schedules are omitted because they are inapplicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

(a)3. Exhibits:

3	Restated Articles of Organization and By-Laws are incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form S-18 (2-91218-B), filed on May 18, 1984 (hereinafter referred to as Registrant’s S-18).

3(a)	Amendment to Articles of Organization are incorporated by reference to Exhibit 3.1(a) of Registrant’s Registration Statement on Form S-1 (Registration No. 33-16333 which became effective on October 8, 1987 hereinafter referred to as Registrant’s S-1).

4	Instruments defining the rights of securities holders include the Restated Articles of Organization, By-Laws, Stock Certificate and Stock Purchase Warrant which are incorporated by reference to Exhibits 3, 4b and 4c to Registrant’s S-18.

10(a)	Nonqualified Stock Option Plan is incorporated by reference to Exhibit 10.1(ll) of Post-Effective Amendment No. 2 of Registrant’s S-1.

10(b)	1999 Stock Option Plan is incorporated by reference to the definitive proxy material for the 1999 special meeting in lieu of the annual meeting of shareholders.

10(c)	Stock Purchase Agreement dated as of June 19, 1990 by and among Registrant and Ecco Industries, Inc. is incorporated by reference to Exhibit (2.1) on Form 8-K dated July 2, 1990.

10(d)	Lease for Canton, Massachusetts facility between 427 Turnpike Street Realty Trust and the Registrant dated March 28, 1995 is incorporated by reference to Exhibit 10(w) on Form 10-KSB for the year ended August 31, 1995.

10(e)	Demand Loan and Security Agreement Accounts Receivable and Inventory dated as of February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(a) on Form 10-QSB for the period ended February 28, 2002.

10(f)	Demand Loan and Security Letter Agreement dated as of December 27, 2000 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(b) on Form 10-QSB for the period ended February 28, 2002.

10(g)	First amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated April 1, 1998 is incorporated by reference to Exhibit 10(k) on Form 10-KSB for the year ended August 31, 1998.

10(h)	Demand Loan and Security Letter Agreement dated May 20, 1999 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(c) on Form 10-QSB for the period ended February 28, 2002.

10(i)	Second amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated January 28, 1999 is incorporated by reference to 10(m) on Form 10-KSB for the year ended August 31, 1999.

10(j)	Third amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated September 27, 1999 is incorporated by reference to 10(n) on Form 10-KSB for the year ended August 31, 1999.

10(k)	Fourth amendment to original lease of March 28, 1995, Canton, Massachusetts between 427 Turnpike Street Realty Trust and the Registrant dated October 31, 2001 is incorporated by reference to 10(h) on Form 10-KSB for the year ended August 31, 2001.

10(l)	2001 restatement of the Employment, Non-Disclosure, and Non-Compete Agreement for John Waldstein dated September 13, 2001 is incorporated by reference to 10(i) on Form 10-KSB for the year ended August 31, 2001.

10(m)	Line of Credit Agreement for the Acquisition of Equipment dated as of December 11, 2001 between Eastern Bank and the Registrant is incorporated by reference to exhibit 10(d) on Form 10-QSB for the period ended February 28, 2002.

10(n)	Line of Credit Agreement for the Acquisition of Equipment dated January 14, 2003 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended February 28, 2003.

10(o)	Amendment to February 28, 1997 Demand Loan and Security Agreement, Accounts Receivable and Inventory dated April 11, 2003 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended May 31, 2003.

10(p)	November 26, 2003 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended November 30, 2003.

10(q)	February 24, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(a) on Form 10-QSB for the three months ended February 29, 2004.

10(r)	February 26, 2004 Amendment to Demand Loan and Security Agreement, Accounts Receivable and Inventory dated February 28, 1997 between Eastern Bank and the Registrant is incorporated by reference to 10(b) on Form 10-QSB for the three months ended February 29, 2004.

10(s)	April 19, 2005 Eastern Bank letter confirming demand and equipment lines were not renewed.

10(t)	Loan and Security Agreement dated April 12, 2006 between Silicon Valley Bank and the Registrant.

10(u)	Loan Modification Agreement to the April 12, 2006 Loan and Security Agreement dated July 13, 2006 between Silicon Valley Bank and the Registrant.

16.1	Letter dated May 19, 2006 from BDO Seidman, LLP as required by regulation SB item 304(2)(3) is incorporated by reference to form 8K/A filed on May 23, 2006.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Wolf & Company, P.C.

23.2	Consent of BDO Seidman, LLP.

31.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees incurred by IEI from Wolf & Company, P.C., IEI’s principal accountant since May 18, 2006, BDO Seidman, LLP, IEI’s principal accountant from March 10, 2005 until May 18, 2006, and Deloitte & Touche LLP, IEI’s principal accountant until February 25, 2005, for professional services rendered for the fiscal years ending August 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees (1)	Fiscal 2005 Fees
Audit fees	$111,070	$145,270
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$111,070	$145,270

(1)	Includes fees billed and estimated to be billed by Wolf & Company, P.C. in 2006 for the 2006 audit.

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

Audit Committee Pre-Approval

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by case basis. During fiscal 2006, no services were provided to IEI by Wolf & Company, P.C., BDO Seidman, LLP, or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ELECTRONICS, INC.

Date: November 27, 2006	By:	/s/ John Waldstein
John Waldstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Waldstein John Waldstein	President, Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer, Chairman of the Board and a Director	November 27, 2006

/s/ Diane Balcom Diane Balcom	Director	November 27, 2006

/s/ Leslie Charm Leslie Charm	Director	November 27, 2006

/s/ Albert Janjigian Albert Janjigian	Director	November 27, 2006

International Electronics, Inc.

Exhibits to 10-KSB

10(s)	April 19, 2005 Eastern Bank letter confirming demand and equipment lines were not renewed.

10(t)	Loan and Security Agreement dated April 12, 2006 between Silicon Valley Bank and the Registrant.

10(u)	Loan Modification Agreement to the April 12, 2006 Loan and Security Agreement dated July 13, 2006 between Silicon Valley Bank and the Registrant.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Wolf & Company, P.C.

23.2	Consent of BDO Seidman, LLP.

31.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of International Electronics, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of International Electronics, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of International Electronics, Inc.

Canton, Massachusetts

We have audited the consolidated balance sheet of International Electronics, Inc. and subsidiaries (the “Company”) as of August 31, 2006 and the related consolidated statements of loss, shareholders’ equity and cash flows for the year ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Electronics, Inc. and subsidiaries as of August 31, 2006, and the results of their operations and their cash flows for the year ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

November 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of International Electronics, Inc.

Canton, Massachusetts

We have audited the accompanying consolidated balance sheet of International Electronics, Inc. and subsidiaries (the “Company”) as of August 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Electronics, Inc. and subsidiaries as of August 31, 2005, and the results of their operations and their cash flows for the year ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts

November 4, 2005

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$948,573	$1,165,847
Accounts receivable, net of allowances for doubtful accounts and returns of $240,000 and $228,000 in 2006 and 2005, respectively	1,599,181	1,800,250
Inventories	1,754,110	846,156
Other current assets	91,522	245,100

Total current assets	4,393,386	4,057,353

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization	646,763	605,874

OTHER ASSETS	20,722	6,055

TOTAL ASSETS	$5,060,871	$4,669,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,120,151	$904,765
Accrued expenses	1,402,442	1,349,958
Short-term obligations	758,333	238,385

Total current liabilities	3,280,926	2,493,108

Total liabilities	3,280,926	2,493,108

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—authorized, 5,984,375 shares; issued and outstanding, 1,738,931 and 1,731,531 shares in 2006 and 2005, respectively	17,389	17,315
Additional paid in capital	5,124,145	5,113,627
Accumulated deficit	(3,361,589)	(2,954,768)

Total shareholders’ equity	1,779,945	2,176,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,060,871	$4,669,282

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

YEARS ENDED AUGUST 31, 2006 AND 2005

	2006	2005
NET SALES	$14,120,979	$12,646,997

COST OF SALES	7,663,956	6,978,820

GROSS PROFIT	6,457,023	5,668,177

OPERATING EXPENSES:
Research and development expenses	1,292,096	1,228,920
Selling, general and administrative expenses	5,617,400	5,162,954

Total operating expenses	6,909,496	6,391,874

LOSS FROM OPERATIONS	(452,473)	(723,697)
INTEREST EXPENSE	(45,713)	(20,097)
OTHER INCOME	29,600	25,867

LOSS BEFORE INCOME TAXES	(468,586)	(717,927)
(BENEFIT) PROVISION FOR INCOME TAXES	(61,765)	2,100

NET LOSS	$(406,821)	$(720,027)

NET LOSS PER SHARE:
Basic	$(0.23)	$(0.42)

Diluted	$(0.23)	$(0.42)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	1,738,625	1,729,536

Diluted	1,738,625	1,729,536

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED AUGUST 31, 2006 AND 2005

	Common Stock		Additional paid in capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Cost
BALANCE—August 31, 2004	1,764,531	$17,645	$5,149,221	$(2,234,741)	35,000	$(38,644)	$2,893,481
Stock issued upon exercise of stock options and warrants	2,000	20	2,700	—	—	—	2,720
Reclassification of treasury shares	(35,000)	(350)	(38,294)	—	(35,000)	38,644	—
Net loss	—	—	—	(720,027)	—	—	(720,027)
BALANCE—August 31, 2005	1,731,531	17,315	5,113,627	(2,954,768)	—	—	2,176,174
Stock issued upon exercise of stock options and warrants and warrants	7,400	74	10,518	—	—	—	10,592
Net loss	—	—	—	(406,821)	—	—	(406,821)

BALANCE—August 31, 2006	1,738,931	$17,389	$5,124,145	$(3,361,589)	—	$—	$1,779,945

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406,821)	$(720,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,786	272,506
Non cash amortization of financing costs	8,533	—
Changes in operating assets and liabilities:
Accounts receivable	201,069	(537,923)
Inventories	(907,954)	(83,791)
Other current assets	163,977	31,160
Accounts payable and accrued expenses	328,835	385,868
Income taxes payable	(60,965)	—

Net cash used in operating activities	(405,540)	(652,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(308,675)	(107,225)
Other assets	(8,000)	—

Net cash used in investing activities	(316,675)	(107,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	800,000	50,652
Financing costs	(25,599)	—
Payments of debt obligations	(280,052)	(270,619)
Proceeds from exercise of stock options and warrants	10,592	2,720

Net cash provided by (used in) financing activities	504,941	(217,247)

CASH AND CASH EQUIVALENTS—Decrease during the year	(217,274)	(976,679)
CASH AND CASH EQUIVALENTS—Beginning of year	1,165,847	2,142,526

CASH AND CASH EQUIVALENTS—End of year	$948,573	$1,165,847

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$45,713	$20,097

Income taxes paid	$685	$6,225

See notes to consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business—International Electronics, Inc. and subsidiaries (“IEI”) designs, manufactures, markets and sells electronic products for the security industry and other commercial applications.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of International Electronics, Inc., its majority-owned subsidiary, Ecco Industries, Inc. (“Ecco”), and its wholly owned subsidiary, International Electronics Europe Limited. All material intercompany transactions, balances and profits have been eliminated. Ecco and International Electronics Europe Limited have been inactive for the years ended August 31, 2005 and 2006.

Cash Equivalents—IEI considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments—The fair value of IEI’s assets and liabilities, which constitute financial instruments, approximates their recorded value.

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

AUGUST 31, 2006

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

Revenue Recognition— IEI recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”) and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, IEI recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on IEI’s historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2.

Shipping and Handling Costs—IEI’s shipping and handling costs are included in cost of sales for all periods presented.

Research and Development Expenses—All research and development expenses are charged to operations as incurred. The costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. As of August 31, 2006 , no costs incurred for the development of software has been capitalized. Research and development expenditures were approximately $1,292,000 and $1,229,000 for fiscal 2006 and 2005, respectively. IEI’s net sales include research and development revenues from customers of approximately $0 and $421,000 during fiscal 2006 and 2005, respectively.

Advertising Costs—Advertising costs are charged to operations as incurred. Advertising expense was $122,001 and $46,453 during fiscal 2006 and 2005, respectively.

Net Loss Per Share—Basic net loss per share is computed by dividing net loss by weighted-average common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net loss per share:

	2006	2005
Weighted-average shares outstanding for basic net loss per share	1,738,625	1,729,536
Effect of dilutive option and warrant shares	—	—

Total shares for diluted net loss per share	1,738,625	1,729,536

The calculations for diluted net loss per share do not include aggregate anti-dilutive stock options and warrants of 282,300 and 302,540 for the years ended August 31, 2006 and 2005, respectively.

Stock-Based Compensation—In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” IEI uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all nonemployee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148, requires companies using the intrinsic-value method under APB No. 25 to make pro-forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

IEI has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option-pricing model with an assumed risk-free interest rate of 3.0% in 2006 and 2005; volatility of 100% in 2006 and 120% for 2005; an expected life of five years, and the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the years ended August 31, 2006 and 2005. Had employee stock-based compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows for the years ended August 31:

	2006	2005
Net loss:
As reported	$(406,821)	$(720,027)
Less employee stock-based compensation under fair value method	(126,442)	(55,083)

Pro forma net loss	$(533,263)	$(775,110)

Net loss per share:
Basic as reported	$(0.23)	$(0.42)
Basic pro forma	$(0.31)	$(0.45)
Diluted as reported	$(0.23)	$(0.42)
Diluted pro forma	$(0.31)	$(0.45)

On August 31, 2006, IEI accelerated the vesting of unvested outstanding options to purchase common stock previously issued to directors and employees, including officers. This action was taken primarily to simplify the accounting requirements related to SFAS No. 123R beginning September 1, 2006. As a result of these actions, the 2006 pro forma disclosure above includes an additional $75,000 of stock-based compensation related to this acceleration. Stock compensation expense in future periods will relate to options or warrants to purchase common stock issued subsequent to August 31, 2006.

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

Comprehensive Income (Loss)—SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. IEI’s comprehensive loss is equal to net loss for all periods presented.

Disclosure About Segments of an Enterprise—Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. IEI has determined that it conducts its operations in one operating and reporting segment.

Recent Accounting Pronouncements—In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). IEI is required to adopt the provisions of FAS 123R as of the beginning of its first fiscal quarter of 2007, beginning September 1, 2006. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.

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

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 cannot be predicted at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. IEI is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after November 15, 2006. IEI does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for financial statements issued for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. IEI is currently evaluating the impact of FIN 48 on the consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

2. INVENTORIES

Inventories at August 31 consist of the following:

	2006	2005
Raw materials	$1,064,709	$460,800
Work in process	411,026	159,014
Finished goods	278,375	226,342

	$1,754,110	$846,156

The inventory amounts are net of reserves for excess and obsolete inventories of $142, 236 and $178,031 at August 31, 2006 and 2005, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

	2006	2005
Machinery and equipment	$2,077,483	$2,046,859
Office furniture and equipment	1,583,772	1,289,753
Leasehold improvements	343,350	343,350
Capital asset in progress	—	17,700

	4,004,605	3,697,662
Less accumulated depreciation and amortization	(3,357,842)	(3,091,788)

	$646,763	$605,874

Depreciation and amortization expense was $267,786 and $272,506 for 2006 and 2005, respectively.

4. OTHER BALANCE SHEET DATA

Accrued Expenses—Accrued expenses at August 31 consist of the following:

	2006	2005
Payroll and related amounts	$614,947	$595,969
Warranty	301,863	287,569
Professional fees	231,044	173,228
Other	254,588	293,192

	$1,402,442	$1,349,958

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

Warranty—The following table sets forth the activity in IEI’s warranty accrual, included in accrued expenses:

Year Ended August 31:	Balance at Beginning of Year	Charged to Expenses	Payments	Balance at End of Year
2006	$287,569	$313,135	$(298,841)	$301,863
2005	354,845	239,965	(307,241)	287,569

Allowance for Doubtful Accounts and Returns—The following table sets forth the activity in IEI’s allowance for doubtful accounts and returns:

Year Ended August 31:	Balance at Beginning of Year	Charged to Expenses	Deductions (A)	Balance at End of Year
2006	$228,000	$23,966	$(11,966)	$240,000
2005	238,000	(4,768)	(5,232)	228,000

(A)	Net write-offs of bad debts (net of recoveries) and returns.

5. SHORT-TERM OBLIGATIONS

Short-term obligations at August 31 consist of the following:

	2006	2005
Revolving line of credit	$500,000	$—
Term loan	258,333	—
Equipment line of credit	—	238,385

	$758,333	$238,385

In February 2005 an equipment line of credit from Eastern Bank expired. The debt under the line of credit was reclassified at that time as a current liability on the balance sheet. The repayment of this equipment line is described in Note 6 below.

6. BANK ARRANGEMENTS

On April 12, 2006, IEI entered into a Loan and Security Agreement (Agreement) with Silicon Valley Bank (the Bank) for a Revolving Line up to $1,500,000 and a Term Loan in an aggregate amount equal to $300,000. These loans become due on April 11, 2007. Part of the Term Loan was used to pay off the Eastern Bank equipment line of credit balance (see Note 5). Subject to certain limitations, advances under the Revolving Line are available up to 80% of eligible receivables and the Revolving Line accrues interest at the Bank’s prime rate plus 2%. The Term Loan accrues interest at the Bank’s prime rate plus 2.5%. All assets of IEI secure these loans from the Bank.

Under the Agreement with Silicon Valley Bank, IEI has certain provisions relating to profitability. IEI is not permitted to have its Net Income (Loss), as defined, in any trailing three month period to be less than ($200,000), from the effective date of the agreement through May 31, 2006, ($50,000), from June 1, 2006 through July 31, 2006, and $1, from August 1, 2006 and thereafter, tested monthly as of the last day of each month on a trailing three month basis. In addition, IEI must maintain cash and and/or excess accounts receivable availability of at least $800,000 at all times, stepping up to $1,000,000 on August 31, 2006.

IEI had available through February 28, 2005 an equipment line of credit, as amended November 12, 2004, that provided for borrowings of up to $500,000 and a demand bank line of credit that provided for borrowings of up to $1,000,000. The equipment and demand lines of credit expired February 28, 2005 and were not renewed. As of August 31, 2005, there were no borrowings outstanding under the demand line of credit and approximately $258,000 in borrowings outstanding as equipment debt. The outstanding debt accrued interest at a rate of 5%, or 1/2% less than the bank’s rate at IEI’s option. The bank’s rate at August 31, 2005 was 6.5%. IEI pledged all assets as collateral under this agreement. As this agreement had expired and not been renewed, IEI classified the debt as current at August 31, 2005 (Note 5).

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

7. COMMITMENTS AND CONTINGENCIES

Leases—IEI leases its facility under an operating lease expiring in April 2008 at an annual rate of $161,772. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred. Total rental expense for operating leases for the year ended August 31, 2006 was approximately $229,000, while the rental expense for the year ended August 31, 2005 was approximately $352,000.

Employment Arrangements—IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $193,000 for a total commitment of approximately $579,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key management that require salary and benefit continuation for one year (representing an aggregate of approximately $478,000 in salaries as of August 31, 2006) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI (an “Acquisition”).

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

Purchase Order Commitments—IEI has purchase order commitments totaling approximately $2,184,000. This amount represents outstanding purchase orders on materials, services, and supplies. Some of these purchase orders are extending over two fiscal years. For these purchase orders, each suppliers’ production is solely dependent on IEI’s forecasted requirements that may vary over an extended period of time. Therefore, IEI’s liability is limited to the releases of those forecasted requirements that are scheduled within the next three to six months.

8. INCOME TAXES

The provision for income taxes is composed of the following for the years ended August 31:

	2006	2005
Current:
Federal	$—	$—
State	(61,765)	2,100

Total current provision	(61,765)	2,100

Deferred:
Federal	—	—
State	—	—

Total deferred provision	—	—

Total provision	$(61,765)	$2,100

The state tax benefit relates primarily to the reversal of previous state tax accruals determined to be no longer necessary.

IEI’s effective tax rate differs from the statutory federal income tax rate due to the following for the years ended August 31:

	2006	2005
Statutory federal income tax benefit	(34.0)%	(34.0)%
State income taxes—net of federal benefit	(17.1)	.2
Other permanent items	1.7	1.4
Other	(12.8)	(2.5)
Valuation allowance	49.0	35.2

Effective tax rate	(13.2)%	.3%

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

As of August 31, 2006, IEI has remaining tax loss carryforwards of approximately $2,242,000, expiring in varying amounts through 2026. IEI also has available research and development credit carryforwards of approximately $79,000 for federal purposes expiring through 2026 and $34,000 for state purposes. Net loss and tax credit carryforwards may be limited in the event of certain circumstances, including significant changes in ownership interests.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI increased its valuation allowance by $230,000 and $317,000 in 2006 and 2005, respectively.

IEI provides for income taxes at the end of each interim period based on the estimated effective annual tax rate/benefit for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. In the fourth quarter of fiscal 2006, upon completion of IEI’s 2007 operating plan and fiscal 2006 financial results, management decided to keep a full valuation allowance against the calculated deferred tax asset due to the uncertainty of realizing the benefit of these assets.

The following is a summary of the significant components of IEI’s deferred tax assets (liabilities) at August 31:

	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$897,000	$733,000
Tax credits	116,000	73,000
Accounts receivable reserves	96,000	91,000
Inventories and related reserves	170,000	186,000
Other	102,000	68,000
Depreciation	(74,000)	(74,000)
Valuation allowance	(1,307,000)	(1,077,000)

	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes”, and SFAS No. 5, “Accounting for Contingencies”, IEI established reserves for tax contingencies that reflect its best estimate of the transactions and deductions that IEI may be unable to sustain or that IEI could be willing to concede as part of a broader tax settlement. Tax authorities periodically challenge certain transactions and deductions IEI reported on its income tax returns. IEI does not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows. In conjunction with year-end analysis, IEI determined that there were previous state tax accruals that were not necessary, therefore, a reversal of these accruals, net of the provision for certain state tax minimums, in the amount of $61,765 was recorded in the fourth quarter of 2006.

9. CAPITAL TRANSACTIONS

Stock Options—Since 1988, IEI has approved and reserved shares of common stock for nonqualified and incentive stock option plans for the benefit of certain employees, nonemployee directors and key advisors. The option plans are administered by a committee appointed by the Board of Directors (the “Committee”), which determines the terms of options including the exercise price, expiration date (no longer than 10 years), number of shares and vesting provisions. All options vest at the rate of 25% per year with the exception of options issued to certain officers, nonemployee directors and key advisors with vesting provisions established by the Committee. On August 31, 2006, IEI accelerated the vesting of unvested outstanding options to purchase common stock previously issued to directors and employees, including officers. This action was taken primarily to simplify the accounting requirements related to SFAS No. 123R beginning September 1, 2006. As a result of these actions, the 2006 pro forma disclosure in Note 1 above includes an additional $75,000 of stock-based compensation related to this acceleration. Stock compensation expense in future periods will relate to options or warrants to purchase common stock issued subsequent to August 31, 2006. At August 31, 2006, 220,700 options remain available for future grants under the plan.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

A summary of activity of the stock option plans is as follows:

	Shares	Exercise Price Per Share
Outstanding—August 31, 2004	255,373	2.04
Granted (weighted-average fair value of $3.07)	33,500	3.07
Exercised	(1,000)	1.36
Canceled/expired	(5,500)	1.28

Outstanding—August 31, 2005	282,373	2.17

Granted	—	—
Exercised	(7,400)	1.43
Canceled/expired	(12,840)	1.59

Outstanding—August 31, 2006	262,133	2.22

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
1.17—1.90	114,833	2.74	1.51	114,833	1.51
2.12—3.57	146,300	5.80	2.75	146,300	2.75
5.51	1,000	5.89	5.51	1,000	5.51

	262,133	4.46	2.22	262,133	2.22

Stock Warrants—IEI has issued stock warrants in connection with certain services. A summary of activity of stock warrants is as follows:

	Consultant	Officer	Total
Outstanding—August 31, 2004 (weighted-average exercise price of $1.87)	11,167	10,000	21,167
Exercised	(1,000)	—	(1,000)

Outstanding—August 31, 2005 and 2006 (weighted-average exercise price of $1.90)	10,167	10,000	20,167

Exercisable	10,167	10,000	20,167

Exercise prices	$1.67—$1.69	$2.12	$1.67—$2.12

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

IEI has granted certain “piggy-back” rights to certain warrant holders with respect to the registration with the SEC of such shares underlying the warrants.

Common Stock Reserved—Common stock reserved for future issuance at August 31, 2006 consists of the following:

Stock warrants	20,167
Stock options	262,133

282,300

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

One customer in the years 2006 and 2005 contributed more than 10% of net sales, representing an aggregate of 33% of net sales in 2006, and 32% in 2005. The accounts receivable from this customer amounted to approximately $241,000 and $258,000 at August 31, 2006 and 2005, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico, were 9% of net sales in 2006 and 11% in 2005.

IEI sales by product category consist of the following for the years ended August 31:

	2006	2005
Access control, stand alone keypad, and glassbreak detector	$13,204,680	$11,998,268
PowerKey™	916,299	648,729

	$14,120,979	$12,646,997

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006

12. OTHER INCOME

Other income consists of the following for the years ended August 31:

	2006	2005
Interest	$28,800	$25,500
Other income (expense), net	800	367

	$29,600	$25,867

* * * * * *