Form 10QSB
period 2006-11-30
INTERNATIONAL ELECTRONICS INC
filed 2007-01-11
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

As of January 5, 2007, there were 1,738,931 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended November 30, 2006

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 30, 2006	August 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$911,150	$948,573
Accounts receivable, net	2,146,178	1,599,181
Inventories, net	1,508,532	1,754,110
Other current assets	122,547	91,522

Total current assets	4,688,407	4,393,386
Property and equipment, net	595,622	646,763
Other assets	12,222	20,722

	$5,296,251	$5,060,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,106,384	$1,120,151
Accrued expenses	1,536,423	1,402,442
Deferred revenue	12,726	—
Short-term obligations	733,333	758,333

Total current liabilities	3,388,866	3,280,926
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares, issued and outstanding 1,738,931 shares at November 30, 2006 and August 31, 2006	17,389	17,389
Additional paid-in capital	5,125,051	5,124,145
Accumulated deficit	(3,235,055)	(3,361,589)

Total shareholders’ equity	1,907,385	1,779,945

	$5,296,251	$5,060,871

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	November 30, 2006	November 30, 2005
Net sales	$4,301,353	$3,368,960
Cost of sales	2,388,071	1,936,342

Gross profit	1,913,282	1,432,618

Operating expenses:
Research and development	352,360	348,602
Selling, general and administrative	1,414,364	1,343,147

Total operating expenses	1,766,724	1,691,749

Income (loss) from operations	146,558	(259,131)
Interest expense	(31,847)	(4,448)
Other income	11,823	7,179

Net income (loss)	$126,534	$(256,400)

Basic and diluted net income (loss) per share	$0.07	$(0.15)

Shares used in computing basic net income (loss) per share:	1,738,931	1,737,705

Shares used in computing diluted net income (loss) per share:	1,747,254	1,737,705

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	November 30, 2006	November 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$126,534	$(256,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,616	58,454
Stock based compensation	906	—
Changes in operating assets and liabilities:
Accounts receivable	(546,997)	(36,135)
Inventories	245,578	(288,758)
Other current assets	(31,025)	(57,268)
Accounts payable and accrued expenses	120,214	300,340
Deferred revenues	12,726	—

Net cash used in operating activities	(7,448)	(279,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(13,475)	(96,391)
Other assets	8,500	—

Net cash used in investing activities	(4,975)	(96,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	10,592
Payment of debt obligations	(25,000)	(46,689)

Net cash used in financing activities	(25,000)	(36,097)

CASH AND CASH EQUIVALENTS:
Net decrease during period	(37,423)	(412,255)
Balances, beginning of period	948,573	1,165,847

Balances, end of period	$911,150	$753,592

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25,447	$4,448

Income taxes paid	$5,830	$—

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	(a) Financial Statements

In the opinion of International Electronics, Inc’s. (IEI) management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2006 and 2005 and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended November 30, 2006 may not be indicative of the results for the full fiscal year.

Certain disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although IEI believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in IEI’s Annual Report on Form 10-KSB for the year ended August 31, 2006.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IEI and its inactive majority-owned subsidiaries, Ecco Industries, Inc. and International Electronics Europe Limited. All material intercompany transactions, which were minimal, have been eliminated.

(c) Limited Financial Resources

IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2006 and 2005, IEI had net losses of approximately ($407,000) and ($720,000), respectively. Although IEI had profitable operations for the first quarter of fiscal 2007, there can be no assurance that IEI will return to profitable operations on an annual basis. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

(d) Significant Accounting Policies

Concentration of Credit Risk – Financial instruments that potentially subject IEI to concentrations of credit risk are cash, cash equivalents and accounts receivable. IEI has no significant off-balance sheet concentrations such as foreign exchange contracts, option contracts or other hedging arrangements. The majority of IEI’s cash is maintained with two commercial banks, and cash equivalents are U.S. government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom IEI makes substantial sales (Note 10). IEI generally does not obtain collateral in support of its trade accounts receivable.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

Inventories – Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Reserves are recorded for slow-moving, obsolete, nonsellable or unusable items based upon a product-level review.

Revenue recognition – IEI recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”) and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, IEI recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on IEI’s historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2.

Disclosure About Segments of an Enterprise – Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. IEI has determined that it conducts its operations in one operating and reporting segment.

(e) Stock-Based Compensation

On September 1, 2006, IEI adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. There was no cumulative effect to the Company as a result of adopting this new accounting principle. Under SFAS No. 123(R), the Company now recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award. As permitted under SFAS No. 123, prior to September 1, 2006, IEI used the intrinsic-value based method of APB No. 25 to account for all of its employee stock-based compensation plans and used the fair value method of SFAS No. 123 to account for all nonemployee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148, required companies using the intrinsic-value method under APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

IEI computed the pro forma disclosures for the three months ended November 30, 2005 required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% and an expected life of 5 years, with the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three months ended November 30, 2005. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

Three months ended
November 30, 2005
Net loss:
As reported	$(256,400)
Less: employee stock-based compensation under fair value method	(8,432)

Pro forma	$(264,832)

Loss per share:
Basic and diluted as reported	$(0.15)

Basic and diluted pro forma	$(0.15)

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

(f) Recent Accounting Pronouncement

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or restatement to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 for the first quarter of 2007 was immaterial.

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI recorded a valuation allowance on all of the net deferred tax assets as of August 31, 2006. IEI evaluated the valuation allowance as of November 30, 2006 and determined that there remains an uncertainty of realizing the benefit therefore a full valuation allowance equal to 100% of net deferred tax assets was required.

3.	Significant Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements included allowance for doubtful accounts and sales returns, inventory reserves, warranty accrual, income taxes, fair value of share-based payments and contingencies. Changes in estimates are recorded in the period in which they become known. IEI bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from IEI’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

4.	Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding during the periods. Diluted net income (loss) per share is computed when required by dividing net earnings by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method). Diluted earnings per share for the thee months ended November 30, 2006 include the dilutive effect of options and warrants to purchase 62,500 shares of common stock. The impact on earnings per share of the aggregate stock options and warrants as of November 30, 2005 are not included in these financial statements, as their effects would have been anti-dilutive.

5.	Inventories, net

Inventories consist of the following:

	November 30, 2006	August 31, 2006
Raw materials	$946,033	$1,064,709
Work in progress	271,319	411,026
Finished goods	291,180	278,375

	$1,508,532	$1,754,110

The inventory amounts are net of reserves for excess and obsolete inventories of $133,301 and $142,236 at November 30, 2006 and August 31, 2006, respectively.

6.	Other Balance Sheet Data

Allowance for Doubtful Accounts and Returns

The following table sets forth activity in IEI’s allowance for doubtful accounts and returns for the three months ended November 30, 2006 and 2005:

	Balance at beginning of period	Charges to costs and expenses	Deductions(a)	Balance end of period
November 30, 2006	$240,000	$11,688	$—	$251,688
November 30, 2005	227,841	20,959	—	248,800

(a)	Net write-offs of bad debts (net of recoveries) and returns.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

Warranty

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the three months ended November 30, 2006 and 2005:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance end of period
November 30, 2006	$301,863	$109,451	$(89,804)	$321,510
November 30, 2005	287,569	74,896	(74,896)	287,569

7.	Commitments and Contingencies

Leases – IEI leases an administrative and production facility under an operating lease expiring in April 2008 at an annual rate of $161,772. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred.

Employment Arrangements – IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of approximately $193,000 for a total commitment of approximately $579,000. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key members of management that require salary and benefit continuation for one year (representing an aggregate of approximately $490,000 in salaries as of November 30, 2006) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI (an “Acquisition”).

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

Purchase Order Commitments – IEI has purchase order commitments totaling approximately $2,086,000. This amount represents outstanding purchase orders on materials, services, and supplies. Some of these purchase orders are extending over two fiscal years. Each suppliers’ production is solely dependent on IEI’s forecasted requirements that may vary over an extended period of time. Therefore, IEI’s liability is limited to the releases of those forecasted requirements that are scheduled within the next three to six months.

8.	Bank Arrangements

Short-term obligations at November 30, 2006 and August 31, 2006 consist of the following:

	November 30, 2006	August 31, 2006
Revolving line of credit	$500,000	$500,000
Term loan	233,333	258,333

	$733,333	$758,333

On April 12, 2006, IEI entered into a Loan and Security Agreement (Agreement) with Silicon Valley Bank (the Bank) for a Revolving Line up to $1,500,000 and a Term Loan in an aggregate amount equal to $300,000. These loans become due on April 11, 2007. Part of the Term Loan was used to pay off the Eastern Bank equipment line of credit balance. Subject to certain limitations, advances under the Revolving Line are available up to 80% of eligible receivables and the Revolving Line accrues interest at the Bank’s prime rate plus 2%. The Term Loan accrues interest at the Bank’s prime rate plus 2.5%. All assets of IEI secure these loans from the Bank.

Under the Agreement with Silicon Valley Bank, IEI has certain provisions relating to profitability. IEI is not permitted to have its Net Income (Loss), as defined, in any trailing three month period to be less than $1, tested monthly as of the last day of each month on a trailing three month basis. In addition, IEI must maintain cash and and/or excess accounts receivable availability of at least $1,000,000.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(unaudited)

9.	Capital Transactions

On November 30, 2006, IEI has two share-based compensation plans, which are described below. The compensation cost that has been charged to expense for those plans was $906 for the first quarter of 2007.

IEI’s 1999 Employee Stock Option Plan and 2006 Stock Option Plan (the Plans), which are shareholder-approved, permitted the grant of stock options to employees and nonemployees for up to 375,000 shares of common stock. IEI believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the fair market value of IEI’s stock at the date of grant; those option awards generally vest over four years of continuous service and have seven or ten year exercise periods following the date of grant. Certain option awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of IEI’s stock. IEI uses historical employee turnover data to estimate forfeitures. The expected term of options granted is also based on historical data. The risk-free rate for periods consistent with the expected option term is based on the U.S. Treasury yield in effect at the time of grant.

November 30, 2006
Expected and weighted-average volatility	53%
Expected dividends	—
Expected term (in years)	7
Risk-free rate	4.45%

A summary of option activity under the Plans as of November 30, 2006:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at August 31, 2006	262,133	$2.22	4.46	$43,668
Granted	102,500	2.25	7.00	—
Exercised	—	—	—	—
Forfeited or Expired	(19,000)	2.15	—	—

Outstanding at November 30, 2006	345,633	2.23	5.20	15,340

Exercisable at November 30, 2006	243,133	$2.22	4.44	$15,340

The weighted-average grant-date fair value of options granted during the first quarter of fiscal year 2007 was $1.38.

As of November 30, 2006, there was approximately $141,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the requisite service period of the four years ending November 2010.

During the first quarter of fiscal year 2007, IEI extended the contractual life of 6,500 fully vested share options held by a member of IEI’s board and audit committee. As a result of that modification, IEI recognized compensation expense of $906 for the quarter ended November 30, 2006.

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

Net sales to our two largest customers contributed 31% and 11% for the three month period ending November 30, 2006 and 34% and 8% of net sales for the same period in fiscal 2006. The accounts receivable from these customer amounted to approximately $442,000 and $407,000 as of November 30, 2006 and $241,000 and $217,000 as of August 31, 2006, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico were 8% of net sales for both the three months ended November 30, 2006 and 2005.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended August 31, 2006 describes the significant accounting policies used in the preparation of our consolidated financial statements. Management bases its estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, inventory reserves, warranty reserves, income taxes and contingencies. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue recognition – IEI recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”) and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, IEI recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on IEI’s historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2.

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

Results of Operations

Three months ended November 30, 2006 and 2005

Net Sales. Net sales for the first quarter of fiscal 2007 ending November 30, 2006 increased 28% compared to the first quarter of fiscal 2006. The increases in net sales are primarily the result of an increase in demand for our eMerge, OEM and PowerKey product lines. For the three months ended November 30, 2006 and 2005, one customer contributed 31% and 34% of net sales, respectively.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries, and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 45% for the three months ended November 30, 2006, compared to 43% for the three months ended November 30, 2005. The increase in the gross profit margin is primarily due to changes in the product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses, as a percentage of net sales, was 8% for the three months ended November 30, 2006 and 10% for the three month ended November 30, 2005. In absolute dollars, the research and development increased in the first quarter of fiscal year 2006 from 2005 by approximately $4,000, although the percent of sales decreased as net sales increased. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses was 33% for the three months ended November 30, 2006 and 40% for the three months ended November 30, 2005. In absolute dollars, the selling, general, and administrative expenses increased in the first quarter of fiscal year 2006 from 2005 by approximately $71,000, although the percent of sales decreased as net sales increased. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and continue to expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing, the Revolving Line, and the Term Loan. Interest expense was $31,847 and $4,448 for the three months ended November 30, 2006 and 2005, respectively. The increase relates to an increase in the outstanding debt.

Other Income. Other Income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items. Other income was $11,823 and $7,179 for the three months ended November 30, 2006 and 2005, respectively. The increase is primarily due to an increase in interest rates on invested balances.

Income Taxes. For the three months ended November 30, 2006 and 2005, IEI has recorded no provision for income taxes due to our net loss and/or net loss carry forward position.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of November 30, 2006, IEI had $1,299,541 in working capital as compared to $1,112,460 at August 31, 2006. The ratio of current assets to current liabilities as of November 30, 2006 was 1.4, as compared to 1.3 at August 31, 2006. The debt to equity ratio, which is a measure of a company’s financial leverage and is computed by dividing total liabilities over shareholders’ equity, was 1.8 at November 30, 2006 and August 31, 2006. The increase in working capital and current ratio is primarily due to the increase in our accounts receivable balance, which is attributed to the increase in sales. The debt to equity ratio remained the same due to our net income offset by an increase in our accrued liabilities.

Net cash flows used in operating activities was $7,448 for the three months ended November 30, 2006, as compared to net cash flows used in operating activities of $279,767 for the comparable period of the prior year. The decreases in net cash used in operating activities in the first quarter of fiscal 2007 is primarily the result of our net income and a decrease in the inventory balance offset by an increases in the accounts receivable balance.

Net cash flows used in investing activities was $4,975 for the three months ended November 30, 2006 as compared to net cash flows used in investing activities of $96,391 for the comparable period of the prior year. The decrease in net cash flows used pertains to the purchase of a new business system in the prior year. IEI anticipates having up to $300,000 in total capital expenditures in the next 12 months primarily for production and engineering equipment.

Net cash flows used in financing activities was $25,000 for the three months ended November 30, 2006, as compared to $36,097 for the comparable period of the prior year. The increase in net cash flows is primarily the result of our new bank agreement. On April 12, 2006, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a Revolving Line up to $1,500,000 and a Term Loan in an aggregate amount equal to $300,000. (See Note 8, Notes to the Consolidated Financial Statements.)

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

Recent Accounting Pronouncement

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or restatement to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 for the first quarter of 2007 is immaterial.

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 31% and 33% of IEI’s total net sales for the three months ended November 30, 2006 and fiscal year ended August 31, 2006, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2006 and 2005, IEI had net losses of approximately ($407,000) and ($720,000), respectively. Although IEI had profitable operations for the first quarter of fiscal 2007, there can be no assurance that IEI will return to profitable operations on an annual basis. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. For the three months ended November 30, 2006 and the year ended August 31, 2006, IEI’s aggregate foreign sales represented approximately 8% and 9% of net sales, respectively. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

None

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

International Electronics, Inc.

Date: January 11, 2007	/s/ John Waldstein
John Waldstein, President and Chief ExecutiveOfficer,Treasurer,
Chief Financial and Accounting Officer and
Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended November 30, 2006

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