Form 10QSB
period 2007-02-28
INTERNATIONAL ELECTRONICS INC
filed 2007-03-22
CIK 717751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

As of March 15, 2007, there were 1,746,931 shares of $0.01 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

Form 10-QSB

Quarter Ended February 28, 2007

Part I. Financial Information

Item 1: Financial Statements

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	February 28, 2007	August 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,117,749	$948,573
Accounts receivable, net	1,736,851	1,599,181
Inventories, net	1,625,807	1,754,110
Other current assets	154,344	91,522
Total current assets	4,634,751	4,393,386
Property and equipment, net	555,699	646,763
Other assets	9,722	20,722
	$5,200,172	$5,060,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,019,088	$1,120,151
Accrued expenses	1,408,105	1,402,442
Deferred revenue	5,540	—
Short-term obligations	708,333	758,333
Total current liabilities	3,141,066	3,280,926
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized 5,984,375 shares Issued and outstanding 1,746,931 and 1,738,931 at February 28, 2007 and August 31, 2006, respectively	17,469	17,389
Additional paid-in capital	5,148,977	5,124,145
Accumulated deficit	(3,107,340)	(3,361,589
Total shareholders’ equity	2,059,106	1,779,945
	$5,200,172	$5,060,871

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	Feb. 28, 2007	Feb. 28, 2006	Feb. 28, 2007	Feb. 28, 2006
Net sales	$4,191,146	$3,509,998	$8,492,499	$6,878,958
Cost of sales	2,268,559	1,864,502	4,656,630	3,800,844
Gross profit	1,922,587	1,645,496	3,835,869	3,078,114
Operating expenses:
Research and development	319,050	280,185	671,410	628,787
Selling, general and administrative	1,456,334	1,511,773	2,870,698	2,854,920
Total operating expenses	1,775,384	1,791,958	3,542,108	3,483,707
Income (loss) from operations	147,203	(146,462)	293,761	(405,593)
Interest expense	(31,472)	(3,589)	(63,319)	(8,037)
Other income	11,984	3,999	23,807	11,178
Net income (loss)	$127,715	$(146,052)	$254,249	$(402,452)
Basic net income (loss) per share	$0.07	$(0.08)	$0.15	$(0.23)
Diluted net income (loss) per share	$0.07	$(0.08)	$0.14	$(0.23)
Shares used in computing basic net income (loss) per share:	1,740,014	1,738,931	1,739,470	1,738,314
Shares used in computing diluted net income (loss) per share:	1,807,576	1,738,931	1,782,796	1,738,314

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	Feb. 28, 2007	Feb. 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$254,249	$(402,452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	133,794	118,992
Stock based compensation	9,827	—
Changes in operating assets and liabilities:
Accounts receivable	(137,670)	126,970
Inventories	128,303	(263,093)
Other current assets	(62,822)	(77,728)
Accounts payable and accrued expenses	(95,400)	331,841
Deferred revenues	5,540	—
Net cash provided by (used in) operating activities	235,821	(165,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of property and equipment	(42,730)	(138,859)
Other assets	11,000	—
Net cash used in investing activities	(31,730)	(138,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	15,085	10,592
Payment of debt obligations	(50,000)	(89,467)
Financing costs	—	(10,000)
Net cash used in financing activities	(34,915)	(88,875)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) during period	169,176	(393,204)
Balances, beginning of period	948,573	1,165,847
Balances, end of period	$1,117,749	$772,643
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$50,520	$8,062
Income taxes paid	$5,941	$—

See notes to unaudited consolidated financial statements.

INTERNATIONAL ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.      (a) Financial Statements

In the opinion of International Electronics, Inc’s. (IEI) management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2007 and 2006, the results of operations for the three and six months then ended and cash flows for the six months then ended. The results of operations for the six months ended February 28, 2007 may not be indicative of the results for the full fiscal year.

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

(c) Limited Financial Resources

IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2006 and 2005, IEI had net losses of approximately ($407,000) and ($720,000), respectively. Although IEI had profitable operations for the first six months of fiscal 2007, there can be no assurance that IEI will return to profitable operations on an annual basis. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

(d) Significant Accounting Policies

Concentration of Credit Risk — Financial instruments that potentially subject IEI to concentrations of credit risk are cash, cash equivalents and accounts receivable. IEI has no significant off-balance sheet concentrations such as foreign exchange contracts, option contracts or other hedging arrangements. The majority of IEI’s cash is maintained with two commercial banks, and cash equivalents are U.S. government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom IEI makes substantial sales (Note 10). IEI generally does not obtain collateral in support of its trade accounts receivable.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Reserves are recorded for slow-moving, obsolete, nonsellable or unusable items based upon a product-level review.

Revenue recognition — IEI recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”) and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, IEI recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on IEI’s historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2.

Disclosure About Segments of an Enterprise — Operating segments are determined based on the way the chief operating decision-maker organizes the business for making operating decisions and assessing performance. IEI has determined that it conducts its operations in one operating and reporting segment.

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

IEI computed the pro forma disclosures for the three and six months ended February 28, 2006 required under SFAS No. 123 for stock options granted to employees using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3%, volatility of 100% and an expected life of 5 years, with the assumption that no dividends will be paid for all periods presented. Under APB No. 25, IEI has recognized no stock-based compensation expense for the three and six months ended February 28, 2006. Had compensation expense for IEI’s stock option plans been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended	Six months ended
	Feb. 28, 2006	Feb. 28, 2006
Net loss:
As reported	$(146,052)	$(402,452)
Less: employee stock-based compensation under fair value method	(9,159)	(17,592)
Pro forma	$(155,211)	$(420,044)

Loss per share:
Basic and diluted as reported	$(0.08)	$(0.23)

Basic and diluted pro forma	$(0.09)	$(0.24)

(f) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or restatement to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting SFAS No. 154 was immaterial.

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are recorded to offset net deferred tax assets due to the uncertainty of realizing the benefit of assets. Based on management’s assessment of the likelihood of recovery of such assets, IEI recorded a valuation allowance on all of the net deferred tax assets as of August 31, 2006. IEI evaluated the valuation allowance as of February 28, 2007 and determined that there remains an uncertainty of realizing the benefit. Therefore a full valuation allowance equal to 100% of net deferred tax assets was required.

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

4.      Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding during the periods. Diluted net income (loss) per share is computed when required by dividing net income by the weighted-average number of common shares and dilutive option and warrant shares outstanding based on the average market price of IEI’s common stock (under the treasury stock method). Diluted net income per share for the three and six months ended February 28, 2007 include the dilutive effect of options and warrants to purchase 183,000 shares of common stock. The impact on net income per share of the aggregate stock options and warrants as of February 28, 2006 are not included in these financial statements, as their effects would have been anti-dilutive.

5.      Inventories, net

Inventories consist of the following:

	February 28, 2007	August 31, 2006
Raw materials	$1,101,518	$1,064,709
Work in progress	270,031	411,026
Finished goods	254,258	278,375
	$1,625,807	$1,754,110

The inventory amounts are net of reserves for excess and obsolete inventories of $125,300 and $142,236 at February 28, 2007 and August 31, 2006, respectively.

6.      Other Balance Sheet Data

Allowance for Doubtful Accounts and Returns

The following table sets forth activity in IEI’s allowance for doubtful accounts and returns for the six months ended February 28, 2007 and 2006:

	Balance at beginning of period	Charges to costs and expenses	Deductions(a)	Balance at end of period
February 28, 2007	$240,000	$32,483	—	$272,483
February 28, 2006	227,841	$23,677	—	$251,518

(a)     Net write-offs of bad debts (net of recoveries) and returns.

Warranty

The following table sets forth activity in IEI’s warranty accrual, included in accrued expenses, for the six months ended February 28, 2007 and 2006:

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance at end of period
February 28, 2007	$301,863	$217,485	$(222,900)	$296,448
February 28, 2006	287,569	184,256	(192,799)	279,026

7.      Commitments and Contingencies

Leases — IEI leases an administrative and production facility under an operating lease expiring in April 2008 at an annual rate of $161,772. IEI is also responsible for certain real estate taxes, utilities and maintenance costs related to the leased property. Such contingent rental obligations are recognized as incurred.

Employment Arrangements — IEI has a continuous, three-year employment agreement with its president and chief executive officer providing minimum annual aggregate compensation of $201,541 for a total commitment of $604,623. This employment agreement contains certain termination provisions. In addition, IEI has employment arrangements with certain other key members of management that require salary and benefit continuation for one year (representing an aggregate of approximately $490,000 in salaries as of February 28, 2007) in the event of termination of such employment as a result of an acquisition, merger or sale of assets of IEI (an “Acquisition”).

Litigation — From time to time, IEI is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties. On the basis of information presently available, IEI is not currently aware of any legal proceedings or claims that it believes are likely to have a material effect on its financial position or results of operations.

Purchase Order Commitments — IEI has purchase order commitments totaling approximately $2,106,000. This amount represents outstanding purchase orders on materials, services, and supplies. Some of these purchase orders are extending over two fiscal years. Each supplier’s production is solely dependent on IEI’s forecasted requirements that may vary over an extended period of time. Therefore, IEI’s liability is limited to the releases of those forecasted requirements that are scheduled within the next three to six months.

8.      Bank Arrangements

Short-term obligations at February 28, 2007 and August 31, 2006 consist of the following:

	February 28, 2007	August 31, 2006
Revolving line of credit	$500,000	$500,000
Term loan	208,333	258,333
	$708,333	$758,333

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

9.      Capital Transactions

On February 28, 2007, IEI has two share-based compensation plans, which are described below. The compensation cost that has been charged to expense for those plans was $9,827 for the six months ended February 28, 2007.

IEI’s 1999 Employee Stock Option Plan and 2006 Stock Option Plan (the Plans), permitted the grant of stock options to employees and nonemployees for up to 375,000 shares of common stock. IEI believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the fair market value of IEI’s stock at the date of grant; those option awards generally vest over four years of continuous service and have seven or ten year exercise periods following the date of grant. All outstanding option awards provide for accelerated vesting if there is a change in control.

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

February 28, 2007
Expected and weighted-average volatility	55%
Expected dividends	—
Expected term (in years)	7
Risk-free rate	4.53%

A summary of option activity under the Plans as of February 28, 2007:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding at August 31, 2006	262,133	$2.22
Granted	106,900	2.25
Exercised	(8,000)	1.89
Forfeited or Expired	(49,000)	2.49
Outstanding at February 28, 2007	312,033	2.20	4.70	$62,222

Exercisable at February 28, 2007	207,133	$2.17	3.66	$62,222

The weighted-average grant-date fair value of options granted during the six months ended February 28, 2007 was $1.39.

As of February 28, 2007, there was approximately $137,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the requisite service period of the four years ending December 2010.

During the first quarter of fiscal year 2007, IEI extended the contractual life of 6,500 fully vested share options held by a member of IEI’s board and audit committee. That extension was provided in connection with that member’s termination as a board and audit committee member. As a result of that modification, IEI recognized compensation expense of $906 for the quarter ended November 30, 2006.

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

Net sales to our two largest customers contributed 31% and 11% for the three month period ending February 28, 2007 and 30% and 8% of net sales for the same period in fiscal 2006. Those same customers contributed 31% and 11% of net sales for the six month period ending February 28, 2007 and 32% and 8% of net sales for the same period in 2006. The accounts receivable from these customers amounted to approximately $196,000 and $329,000 as of February 28, 2007 and $241,000 and $217,000 as of August 31, 2006, respectively.

IEI sources a significant amount of components, manufactures products and maintains certain molds for its products in Asia. IEI believes that such sourcing reduces its cost of sales through lower parts, labor and tooling costs. There can be no guarantee that the Asian political or economic environment will remain sufficiently stable to allow reliable and consistent delivery of product. Any extended interruption in the supply or significant increase in the price of any such components and products could have a material adverse effect on IEI’s operating results in any given period. International sales, primarily to Canada, Europe and Mexico were 8% of net sales for both the three and six month periods ended February 28, 2007, and were 10% and 9% for the comparable periods of fiscal 2006.

11.    Subsequent Events

On March 6, 2007 RISCO Ltd (Risco), through Rokonet Industries, U.S.A, Inc., its indirect wholly-owned subsidiary, commenced a cash tender offer to purchase all of IEI’s outstanding shares at $3.50 per share. IEI responded on March 16, 2007 that its Board of Directors voted unanimously to recommend that IEI shareholders not tender their shares to Risco and reject Risco’s unsolicited tender offer to acquire all outstanding shares of IEI common stock. IEI filed a Schedule 14D-9 with the Securities and Exchange Commission on that day, setting forth the reasons for the Board’s recommendation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements. The following discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the matters discussed in “Risk Factors” and elsewhere in this report .

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

Revenue recognition — IEI recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”) and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). Revenue from product sales is recognized upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is probable. If uncertainties exist, IEI recognizes revenue when these uncertainties are resolved. An allowance for estimated future returns is recorded at the time revenue is recognized based on IEI’s historical experience. Estimated product warranty costs are recorded at the time of product revenue recognition. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to SOP 97-2.

Allowance for Doubtful Accounts and Sales Returns — The allowance for doubtful accounts and sales returns is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and trends in product returns. While we believe that our allowance for doubtful accounts and sales returns is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer’s credit worthiness, actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.

Inventory Obsolescence Reserve — Inventory purchases and commitments are based upon future demand forecasts for our products and our current level of inventory. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and requirements, we may be required to increase our inventory reserve and as a result, our gross profit margin would be adversely affected.

Warranty Reserve — We accrue for warranty costs based on the historical rate of claims and costs to provide warranty services as the sale is recognized. While we believe the accrual for warranty costs is adequate to address known warranty issues, if we experience an increase in warranty claims that are higher than our historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual and as a result, our gross profit margin would be adversely affected.

Deferred Income Taxes — SFAS No. 109, “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Our effective income tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws and deductibility of certain costs and expenses.

Loss Contingencies — We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be recognized or adjusted.

Three and six months ended February 28, 2007 and 2006

Net Sales. Net sales for the second quarter of fiscal 2007 ending February 28, 2007 increased 19% compared to the second quarter of fiscal 2006. Net sales for the first six months of fiscal 2007 increased 23% compared to the first six months of fiscal 2006. The increases in net sales are the result of an increase in demand for our eMergeTM, access control and OEM product lines. For the six months ended February 28, 2007 and 2006, one customer contributed 30% and 32% of net sales, respectively.

Cost of Sales/Gross Profit. Our cost of sales primarily consists of purchased materials, manufacturing salaries, and related personnel expenses, facility overhead and amounts paid to third-party manufacturers. The ratio of gross profit to net sales was 46% for the three months ended February 28, 2007, compared to 47% for the three months ended February 28, 2006. The ratio of gross profit to net sales was 45% for the six months ended February 28, 2007 and 2006. The decrease in the gross profit ratio for the second quarter of 2007 is primarily due to changes in the product mix. Our gross profit as a percentage of net sales in a particular quarter is highly variable due to many factors such as sales volume. Gross profit may also be adversely affected by increases in manufacturing costs, excess and obsolete inventory, warranty costs, increased price competition, geographic mix, and changes in sales channels or product mix.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses, consulting fees and prototype costs. Research and development expenses, as a percentage of net sales, was 8% for the three and six months ended February 28, 2007, compared to 8% and 9% for the comparable periods of fiscal 2006. The increase in costs in absolute dollars is primarily due to timing of development projects. We believe that research and development is critical to our strategic product development objectives and we intend to continue to enhance our products. Accordingly, we expect future research and development expenses to remain consistent in absolute dollars at its current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, trade shows, advertising, telephone, bad debts and professional fees. As a percentage of net sales, selling, general and administrative expenses were 35% and 34%, for the three and six months ended February 28, 2007, respectively, compared to 43% and 42% for the three and six months ended February 28, 2006, respectively. We expect future selling, general and administrative expenses to increase in absolute dollars from its current level as we introduce new products to the market and continue to expand our sales organization.

Interest Expense. Interest expense consists of interest incurred on equipment financing, the Revolving Line, and the Term Loan. Interest expense was $31,472 and $63,319 for the three and six months ended February 28, 2007, respectively, compared to $3,589 and $8,037 for the comparable periods of fiscal 2006. The increase relates an increase in the outstanding debt.

Other Income.  Other income primarily consists of interest earned on our cash balances, and to a lesser extent, sundry other non-operating items.  Other income was $11,984 and $23,807 for the three and six months ended February 28, 2007, respectively, compared to $3,999 and $11,178 for the comparable periods of fiscal 2006.

Income Taxes. For the six months ended February 28, 2007 and 2006, IEI has recorded no provision for income taxes due to our net loss and/or net loss carry forward position.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of February 28, 2007, IEI had $1,493,685 in working capital as compared to $1,112,460 at August 31, 2006. The ratio of current assets to current liabilities as of February 28, 2007 was 1.5, as compared to 1.3 at August 31, 2006. The debt to equity ratio, which is a measure of a company’s financial leverage and is computed by dividing total liabilities over shareholders’ equity, was 1.5 at February 28, 2007 and 1.8 at August 31, 2006. The increase in working capital and current ratio is primarily due to the increase in our accounts receivable balance and cash balance which is attributed to the increase in sales. The decrease in the debt to equity ratio is due to the decrease in our accounts payable and short-term obligations balance along with our net income for the six months ended February 28, 2007.

Net cash provided by operating activities was $235,821 for the six months ended February 28, 2007, as compared to net cash used in operating activities of $165,470 for the comparable period of the prior year. This increase  in cash flow is primarily the result of the net income for the period off-set slightly by an increase in the account receivable balance and a decrease in the inventory balance. The increase in the accounts receivable balance is a direct result of the increase in sales and the decrease in the inventory balance is due to the timing of purchases.

Net cash used in investing activities was $31,730 for the six months ended February 28, 2007  as compared to net cash used in investing activities of $138,859 for the comparable period of the prior year. The decrease in net cash flows used pertains to the purchase of a new business system in the prior year. IEI anticipates having up to $300,000 in total capital expenditures in the next 12 months primarily for production and engineering equipment.

Net cash used in financing activities was $34,915 for the six months ended February 28, 2007, as compared to $88,875 for the comparable period of the prior year. The decrease in net cash flows used is primarily the result of our new bank agreement. On April 12, 2006, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a Revolving Line up to $1,500,000 and a Term Loan in an aggregate amount equal to $300,000. (See Note 8, Notes to the Consolidated Financial Statements.) Based upon the loan agreement, IEI is paying more interest than principal, therefore the cash flow used in financing activities decreased from the comparable period of the prior year, though our outstanding debt has increased.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or restatement to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting SFAS No. 154 is immaterial.

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

Concentration of Customers. IEI has a substantial number of customers but sells a large majority of its products to a small number of large customers. This concentration of customers may cause net sales and operating results to fluctuate from quarter to quarter based on major customers’ requirements and the timing of their orders and shipments. Sales to IEI’s largest customer accounted for approximately 31% and 33% of IEI’s total net sales for the six months ended February 28, 2007 and fiscal year ended August 31, 2006, respectively. IEI’s industry has experienced significant consolidation, which may further increase IEI’s concentration among its major customers. There can be no assurance that IEI’s major customers will place additional orders, or that IEI will obtain orders of similar magnitude from other customers. IEI’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to experience financial, operational or other difficulties that resulted in such a reduction in orders to IEI or were to delay paying or fail to pay IEI’s receivables from such customer.

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

Limited Financial Resources. IEI has limited financial resources. It is therefore subject to all the risks generally associated with a small business having limited financial resources. For the years ended August 31, 2006 and 2005, IEI had net losses of approximately ($407,000) and ($720,000), respectively. Although IEI had profitable operations for the first six months of fiscal 2007, there can be no assurance that IEI will return to profitable operations on an annual basis. Continued operations after the expenditure of IEI’s existing cash reserves may require additional working capital to be generated by profitable operations and/or additional financing. There can be no assurance that profits will return or that additional external funding will be obtainable, if such a need should arise.

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

Foreign Sales. For the six months ended February 28, 2007 and the year ended August 31, 2006, IEI’s aggregate foreign sales represented approximately 8% and 9% of net sales, respectively. There may be a reduction in IEI’s foreign sales from the current level in the event of significant changes in foreign exchange rates or political and economic instability in foreign countries.

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

International Electronics, Inc.
Date: March 22, 2007	/s/ John Waldstein

John Waldstein,
President and Chief Executive Officer,Treasurer,
Chief Financial and Accounting Officer and
Chairman of the Board

International Electronics, Inc. and Subsidiaries

Exhibits to Form 10-QSB

Quarter Ended February 28, 2007

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